Form 10-Q
period 2026-01-23
MiniMed Group, Inc.
filed 2026-04-17
CIK 2062583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 23, 2026

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________
Commission File Number 001-43183

MiniMed Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-3985981
(State of incorporation)	(I.R.S. Employer Identification No.)
18000 Devonshire St.
Northridge, CA 91325
(Address of principal executive offices) (Zip Code)
(763) 514-4000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	MMED	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☒	Smaller Reporting Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 1(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
As of April 11, 2026, 280,819,988 shares of the registrant were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MINIMED GROUP, INC.
CONDENSED COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except share and per share data)	January 23, 2026	January 24, 2025	January 23, 2026	January 24, 2025
Net sales	$790	$687	$2,265	$1,991
Cost of products sold	428	292	1,065	869
Gross Profit	362	395	1,200	1,123
Operating expenses:
Research and development expense	114	112	349	329
Selling, general, and administrative expense	309	268	884	804
Certain litigation charges, net	(6)	—	11	—
Other operating expense (income), net	45	(7)	53	(12)
Operating (loss) profit	(100)	21	(97)	2
Other non-operating (income) expense, net	—	—	—	1
(Loss) profit before income taxes	(99)	21	(97)	1
Income tax provision	12	28	35	31
Net loss	(111)	(7)	(132)	(30)
Net income attributable to noncontrolling interests	(8)	(3)	(16)	(10)
Net loss attributable to the Company	$(119)	$(10)	$(148)	$(41)

Loss per share:
Basic and diluted	$(0.47)	$(0.04)	$(0.59)	$(0.16)
Weighted-average shares outstanding
Basic and diluted	252,813,348	252,813,348	252,813,348	252,813,348
The accompanying notes are an integral part of these condensed combined financial statements.

MINIMED GROUP, INC.
CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions)	January 23, 2026	January 24, 2025	January 23, 2026	January 24, 2025
Net loss	$(111)	$(7)	$(132)	$(30)
Other comprehensive income (loss), net of tax:
Translation adjustment	5	(10)	11	(7)
Other comprehensive income (loss), net of tax:	5	(10)	11	(7)
Comprehensive loss attributable to the Company	$(106)	$(17)	$(121)	$(37)
The accompanying notes are an integral part of these condensed combined financial statements.

MINIMED GROUP, INC.
CONDENSED COMBINED BALANCE SHEETS

(in millions)	January 23, 2026	April 25, 2025
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$10	$11
Accounts receivable, less allowances and credit losses of $64 and $46, respectively	653	570
Inventories	408	311
Other current assets	37	48
Total current assets	1,108	939
Property, plant, and equipment, net	701	706
Goodwill	2,256	2,255
Other intangible assets, net	113	132
Tax assets	19	19
Other assets	146	150
Total assets	$4,343	$4,201
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$303	$205
Accrued compensation	184	182
Accrued rebates	48	51
Other accrued expenses	161	271
Total current liabilities	696	710
Other liabilities	184	162
Total liabilities	881	871
Commitments and contingencies Note 15
Parent company equity:
Net investment from Parent	3,449	3,328
Accumulated other comprehensive income	14	3
Total Parent company equity	3,462	3,330
Total liabilities and Parent company equity	$4,343	$4,201
The accompanying notes are an integral part of these condensed combined financial statements.

MINIMED GROUP, INC.
CONDENSED COMBINED STATEMENTS OF EQUITY
(Unaudited)

	Parent company investment	Accumulated other comprehensive income (loss)	Total Parent company equity
(in millions)
April 25, 2025	$3,328	$3	$3,330
Net loss	(16)	—	(16)
Net transfers from Parent	212	—	212
Other comprehensive income	—	11	11
July 25, 2025	$3,524	$13	$3,537
Net loss	(5)	—	(5)
Net transfers from Parent	32	—	32
Other comprehensive loss	—	(5)	(5)
October 24, 2025	$3,551	$8	$3,560
Net loss	(111)	—	(111)
Net transfers from Parent	9	—	9
Other comprehensive income	—	5	5
January 23, 2026	$3,449	$14	$3,462

	Parent company investment	Accumulated other comprehensive income (loss)	Total Parent company equity
(in millions)
April 26, 2024	$3,464	$(16)	$3,448
Net loss	(19)	—	(19)
Net transfers from Parent	48	—	48
Other comprehensive income	—	6	6
July 26, 2024	$3,493	$(11)	$3,482
Net loss	(5)	—	(5)
Net transfers to Parent	(13)	—	(13)
Other comprehensive loss	—	(2)	(2)
October 25, 2024	$3,475	$(13)	$3,462
Net loss	(7)	—	(7)
Net transfers from Parent	40	—	40
Other comprehensive loss	—	(10)	(10)
January 24, 2025	$3,508	$(23)	$3,485
The accompanying notes are an integral part of these condensed combined financial statements.

MINIMED GROUP, INC.
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(in millions)	January 23, 2026	January 24, 2025
Operating Activities:
Net loss	$(132)	$(30)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	117	105
Provision for credit losses	21	13
Deferred income taxes	1	—
Stock-based compensation	38	32
Postretirement benefit plan expense	6	6
Asset write-offs	84	—
Other, net	17	4
Change in operating assets and liabilities:
Accounts receivable, net	(94)	(36)
Inventories	(93)	(41)
Accounts payable and accrued liabilities	(26)	4
Other operating assets and liabilities	35	1
Net cash (used in) provided by operating activities	(27)	57
Investing Activities:
Additions to property, plant, and equipment	(167)	(136)
Other investing activities, net	(10)	—
Net cash used in investing activities	(177)	(136)
Financing Activities:
Net transfers from Parent	204	37
Other financing activities, net	—	(2)
Net cash provided by financing activities	204	35
Net change in cash and cash equivalents	—	(44)
Cash and cash equivalents at beginning of period	11	54
Cash and cash equivalents at end of period	$10	$10

The accompanying notes are an integral part of these condensed combined financial statements.

MINIMED GROUP, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Description of the Business and Basis of Presentation
MiniMed Group, Inc. (“MiniMed” or the “Company”) is a medical technology company focused on the development, manufacture, and commercialization of insulin pumps, continuous glucose monitoring (“CGM”) systems, related consumables, smart pens, and digital health solutions for the management of Type 1 and Type 2 diabetes.
Basis of Presentation
Prior to March 6, 2026, the Company operated as the diabetes business of Medtronic plc (“Medtronic” or the “Parent”) and did not exist as a separate, stand‑alone legal entity. The accompanying unaudited condensed combined financial statements present the historical financial position, results of operations, and cash flows of the diabetes business as historically managed within Medtronic (the “Diabetes Business” or the “Company”), prepared on a carve‑out basis in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).
The condensed combined financial statements have been prepared in U.S. dollars and should be read in conjunction with the Company’s audited combined financial statements and related notes for the fiscal year ended April 25, 2025, contained in the Company’s final prospectus filed on March 6, 2026 with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, relating to the Registration Statement on Form S-1 (the “IPO Prospectus”). The accounting policies applied are consistent with those used by Medtronic. In the opinion of management, these condensed combined financial statements reflect all adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented. The condensed combined financial statements are unaudited and, due to rounding, certain totals may not sum precisely.
All revenues, costs, assets, and liabilities that are either legally attributable to or directly associated with the Company’s business activities are included in the condensed combined financial statements herein. Also, the Company has historically functioned together with other businesses controlled by Medtronic. Accordingly, the Company relied on Medtronic's corporate and other support functions for its business and certain corporate and shared expenses have been allocated, including, but not limited to, finance and accounting, legal, information technology, human resources, facilities, warehousing, distribution, logistics, marketing, insurance, employee benefits and incentives, restructuring and associated costs, and stock-based compensation. However, the allocations may not reflect the expenses the Company would have incurred if the Company had been a standalone company for the periods presented. Total costs allocated to the Company were $90 million and $269 million for the three and nine months ended January 23, 2026, respectively, compared to $89 million and $259 million, for the three and nine months ended January 24, 2025, respectively, and are included in the condensed combined statements of operations. All such amounts have been deemed to have been incurred and settled by the Company in the period in which the costs were recorded and are included in Net investment from Parent. All of these expenses have been allocated on a basis considered reasonable by management, using either specific identification when identifiable, or proportional allocations determined on the basis of revenue, usage, headcount, or other measures. Management considers the basis on which these expenses have been allocated to be a reasonable reflection of the utilization of such services by the Company.
The condensed combined financial statements also include certain assets and liabilities that have historically been recorded at the Medtronic corporate level but are specifically identifiable or otherwise attributable to the Company. Cash and cash equivalents legally owned and held by the Company are reflected in the condensed combined balance sheets. Cash pooling, related interest, and intercompany arrangements are excluded from the asset and liability balances in the condensed combined balance sheets. Third-party debt and related interest expense of Medtronic were not attributed to the Company for the periods presented as the Company is not the sole legal obligor of such debt and Medtronic’s borrowings were not directly attributable to the Company, nor secured solely by the Company’s assets or guaranteed by the Company.

MINIMED GROUP, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(UNAUDITED)
Net investment from Parent represents Medtronic’s interest in the Company’s net assets. As a direct ownership relationship does not exist between the various entities of the Company, Net investment from Parent is shown in the condensed combined balance sheets herein. All significant transactions between Medtronic and the Company have been included in the condensed combined financial statements. All intercompany transactions and balances have been eliminated. Medtronic uses a centralized approach to cash management and financing of its operations and Medtronic funds the Company’s operating and investing activities as needed. The Company historically participated in related cash pooling arrangements to maximize the availability of cash for general operating and investing purposes. Under these cash pooling arrangements, cash balances are remitted regularly from the Company’s accounts. As a result of our participation in Medtronic’s centralized cash management arrangements, the Company holds limited cash. Therefore, the Company continued to be funded through Medtronic’s cash management strategy through the initial public offering (“IPO”) date and related separation from Medtronic (refer to Note 18, “Subsequent Events” for more information). As a result of the IPO, the Company retained approximately $309 million of net proceeds. Additionally, the Company entered into a five‑year senior secured revolving credit facility providing for aggregate borrowings of $500 million (refer to Note 9, “Debt”). Accordingly, management believes that the Company will have sufficient liquidity to continue as a going concern. Transactions between Medtronic and the Company are deemed to have been settled immediately through Medtronic's net investment. The net effect of the settlement of related party transactions is reflected as “Net transfers from Parent,” a financing activity in the condensed combined statements of cash flows and “Net investment from Parent” in the condensed combined balance sheets.
There have been no material changes to our significant accounting policies, as disclosed in Note 1, “Summary of Significant Accounting Policies,” to the audited combined financial statements for the fiscal year ended April 25, 2025 included in the IPO Prospectus.
Use of Estimates
The preparation of the condensed combined financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed combined financial statements and accompanying notes. Estimates are used when accounting for items such as income taxes, contingencies, goodwill and intangible assets, equity investments, rebates, and liability valuations. Actual results may or may not differ from those estimates.
Initial Public Offering
On March 6, 2026, the Company launched its IPO through the sale of 28,000,000 shares of common stock, par value $0.01 per share, at an initial public offering price of $20.00 per share. The IPO closed on March 9, 2026. Immediately prior to the IPO, on March 5, 2026, the Company’s outstanding common stock was converted from 100 shares of common stock to 252,813,348 shares of common stock. For the purposes of the Company’s earnings per share calculations, the converted shares are being retrospectively reflected for all periods presented. For the periods prior to the IPO, there were no dilutive equity instruments or equity awards of the Company outstanding prior to the IPO. The Company’s common stock is listed on the Nasdaq Stock Market LLC under the symbol “MMED.” Refer to Note 18, “Subsequent Events,” for more information.
Note 2. New Accounting Pronouncements
Recently Adopted Accounting Standards
For the nine months ended January 23, 2026, there were no newly adopted accounting pronouncements that materially impacted the Company’s condensed combined financial statements. Refer to Note 1, “Summary of Significant Accounting Policies,” in the audited combined financial statements for the fiscal year ended April 25, 2025, in the Company’s IPO Prospectus, for pronouncements recently adopted.
Not Yet Adopted Accounting Standards
Income Taxes
In December 2023, the FASB issued Accounting Standards Update (ASU) 2023-09, Improvements to Income Tax Disclosures (Topic 740), which requires incremental annual disclosures on income taxes, including rate reconciliations, income taxes paid, and other disclosures. The Company will adopt this guidance beginning in the fourth quarter of fiscal year 2026 for the annual report. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

MINIMED GROUP, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(UNAUDITED)
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Topic 220-40), which requires tabular disclosures disaggregating certain costs and expenses within relevant income statement captions. The Company will adopt this guidance beginning in the fourth quarter of fiscal year 2028 for the annual report and for interim periods starting in fiscal year 2029. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.
Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software (Subtopic 350-40), to increase the operability of the recognition guidance by removing all references to "development stages" and clarifying when an entity is required to start capitalizing software costs. This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2029. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.
Derivatives and Hedging and Revenue from Contracts with Customers
In September 2025, the FASB issued ASU 2025-07, Derivative Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (Topics 815 and 606). The guidance refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting. This ASU also provides clarification under Topic 606 for share-based payments from a customer in a revenue contract. This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2028, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statements.
Government Grants
In December 2025, the FASB issued ASU 2025-10, Accounting for Government Grants Received by Business Entities (Topic 832), to establish authoritative guidance on the accounting for government grants received by business entities, including guidance for grants related to an asset and grants related to income. This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2030. The Company is currently evaluating the potential effect that the updated standard will have on its financial statements.
Note 3. Revenue
The Company's revenues are principally derived from the sale of reusable and single-use products which together comprise automated insulin delivery (AID) systems and smart multiple daily injection (MDI) systems for diabetes management to individuals, distributors, healthcare providers, and other institutions globally.
The table below includes net sales by geography for the three and nine months ended January 23, 2026 and January 24, 2025:

	Three Months Ended		Nine Months Ended
(in millions)	January 23, 2026	January 24, 2025	January 23, 2026	January 24, 2025
U.S.(1)	$242	$231	$679	$668
International(2)	548	456	1,586	1,323
Total	$790	$687	$2,265	$1,991
(1)U.S. includes the United States and U.S. territories.
(2)International includes all other non-U.S. countries.

MINIMED GROUP, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(UNAUDITED)
The table below includes net sales by product category for the three and nine months ended January 23, 2026 and January 24, 2025:

	Three Months Ended		Nine Months Ended
(in millions)	January 23, 2026	January 24, 2025	January 23, 2026	January 24, 2025
Pumps	$151	$136	$401	$387
Consumables	244	213	707	632
CGM	390	330	1,133	968
Other (1)	5	8	24	4
Total	$790	$687	$2,265	$1,991
(1) Primarily includes revenue generated from the sale of smart insulin pens and services. Amounts in this line also reflect adjustments to the Company's Italian payback accruals resulting from two rulings in 2024 by the Constitutional Court of Italy and the Legislative Decree published by the Italian government on June 30, 2025 for certain prior years since 2015. Refer to Note 15, “Commitments and Contingencies,” for more information.
At January 23, 2026, $48 million of rebates and other adjustments were classified as accrued rebates and $48 million of rebates and other adjustments were classified as other liabilities in the condensed combined balance sheets. At April 25, 2025, $51 million of rebates and other adjustments were classified as accrued rebates and $38 million of rebates and other adjustments were classified as other liabilities in the condensed combined balance sheets. There was $7 million and $5 million of return reserves classified as other accrued expenses in the condensed combined balance sheets at January 23, 2026 and April 25, 2025, respectively.
During the nine months ended January 24, 2025, the Company recognized $20 million of incremental Italian payback accruals resulting from the July 22, 2024 rulings by the Constitutional Court of Italy relating to certain prior years since 2015. During the nine months ended January 23, 2026, the Company decreased its accrual for the Italian payback by $7 million resulting from the June 30, 2025 legislative decree published by the Italian government and formalized into law in August 2025 confirming a reduction of the amounts due for years 2015 to 2018. The changes in estimates related to the Italian payback accruals were recognized as adjustments to net sales in the condensed combined statements of operations. Refer to Note 15, “Commitments and Contingencies,” for additional information. Other adjustments to variable consideration during the three and nine months ended January 23, 2026 and January 24, 2025 were not material.
Deferred Revenue and Remaining Performance Obligations
Deferred revenue at January 23, 2026 and April 25, 2025 was $17 million and $15 million, respectively. At January 23, 2026 and April 25, 2025, $13 million and $11 million was included in other accrued expenses, respectively, and $4 million and $3 million was included in other liabilities, respectively in the condensed combined balance sheets. During the nine months ended January 23, 2026, the Company recognized $7 million of revenue that was included in deferred revenue as of April 25, 2025. During the nine months ended January 24, 2025, the Company recognized $11 million of revenue that was included in deferred revenue as of April 26, 2024.
Remaining performance obligations include goods and services that have not yet been delivered or provided under existing, noncancellable contracts with minimum purchase commitments. At January 23, 2026, the estimated revenue expected to be recognized in future periods related to unsatisfied performance obligations for executed contracts with an original duration of one year or more was approximately $23 million. The Company expects to recognize revenue on the majority of these remaining performance obligations over the next three years.
Note 4. Restructuring
Total restructuring, associated, and other costs for the three and nine months ended January 23, 2026 were $138 million and $142 million, respectively, as compared to $2 million and $8 million for the three and nine months ended January 24, 2025, respectively.

MINIMED GROUP, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(UNAUDITED)
Contract Termination Activity
In December 2025, management approved and committed to a plan to terminate a third-party manufacturing agreement. In conjunction with this plan, the Company recorded pre-tax charges of $118 million during the three and nine months ended January 23, 2026, including $84 million recognized within cost of products sold related to asset write-offs and $34 million recognized within other operating expense (income), net related to contract termination costs in the condensed combined statements of operations. As of January 23, 2026, $24 million and $10 million were accrued within other accrued expenses and other liabilities relating in the condensed combined balance sheet to the contract termination.
Other Restructuring Activities
The Company also incurred restructuring charges during the three and nine months ended January 23, 2026 and January 24, 2025 for individually immaterial restructuring activities. The restructuring, associated, and other costs for these activities primarily related to employee termination benefits provided to employees who have been involuntarily terminated, facility related and asset write-offs.
The following table presents the classification of these restructuring, associated, and other costs in the condensed combined statements of operations for the direct restructuring activities for the three and nine months ended January 23, 2026:

	Three Months Ended	Nine Months Ended
(in millions)	January 23, 2026	January 23, 2026
Cost of products sold	$6	$6
Other operating expense (income), net	13	14
Total	$19	$20
The restructuring costs associated with the other restructuring activities recognized in the condensed combined statements of operations for the three and nine months ended January 24, 2025 were not material. Allocations of corporate restructuring activities for the three and nine months ended January 23, 2026 and January 24, 2025 are included within Note 17, “Related Parties Transactions.” As of January 23, 2026 and April 25, 2025, the restructuring liabilities recognized in the condensed combined balance sheet were not material.

Note 5. Inventories
Inventories consisted of the following at January 23, 2026 and April 25, 2025:

(in millions)	January 23, 2026	April 25, 2025
Raw materials	$164	$87
Work in process	44	38
Finished goods	199	185
Total	$408	$311

MINIMED GROUP, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(UNAUDITED)
Note 6. Financial Instruments
The Company holds investments in equity investments without readily determinable fair values and investments accounted for under the equity method. Equity investments that do not have readily determinable fair values are included within Level 3 of the fair value hierarchy, as they are measured using the measurement alternative at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.
The following table summarizes the Company's equity and other investments at January 23, 2026 and April 25, 2025, which are classified as other assets in the condensed combined balance sheets:

(in millions)	January 23, 2026	April 25, 2025
Investments without readily determinable fair values	$72	$73
Equity method investments	2	2
Total equity investments	$75	$75
The Company recognized $1 million of impairment losses on the Company’s equity securities and other investments for both the nine months ended January 23, 2026 and January 24, 2025.
Note 7. Goodwill and Other Intangible Assets
Goodwill
As of January 23, 2026 and April 25, 2025, the carrying amount of goodwill was $2.3 billion in each period. The Company did not engage in any business combinations or other transactions that would affect the carrying amount of goodwill. The Company did not recognize any goodwill impairment charges during the three and nine months ended January 23, 2026, and January 24, 2025.
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of intangible assets:

	January 23, 2026		April 25, 2025
Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Purchased technology and patents	$245	$(142)	$246	$(125)
Customer-related	70	(63)	68	(60)
Trademarks, tradenames and other	5	(3)	5	(3)
Total	$320	$(208)	$320	$(188)
The Company did not recognize any definite-lived intangible asset impairment charges during the three and nine months ended January 23, 2026 and January 24, 2025.
Amortization Expense
The following table presents the intangible asset amortization expense classification for the three and nine months ended January 23, 2026 and January 24, 2025:

	Three Months Ended		Nine Months Ended
(in millions)	January 23, 2026	January 24, 2025	January 23, 2026	January 24, 2025
Cost of products sold	$6	$6	$18	$18
Selling, general, and administrative expense	1	1	2	5
Total amortization expense	$7	$7	$20	$22

MINIMED GROUP, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(UNAUDITED)
Estimated aggregate amortization expense by fiscal year based on the current carrying value and remaining estimated useful lives of definite-lived intangible assets at January 23, 2026 is as follows:

(in millions)	Amortization Expense
Remaining 2026	$6
2027	26
2028	25
2029	22
2030	19
2031	9

Note 8. Other Accrued Expenses
Other accrued expenses included in the condensed combined balance sheets were as follows:

(in millions)	January 23, 2026	April 25, 2025
Contract termination accrual	$24	$—
Accrued litigation charges	17	165
Accrued warranties	17	15
Deferred income	13	11
Ancillary services cost accrual	12	11
Operating lease obligations	11	11
Right of return	7	5
Other accrued expenses(1)	61	53
Total	$161	$271
(1) Other accrued expenses includes general accrued expenses as well as accruals related to restructuring, product remediation, clinical trials, and consultant fees.
As further described in Note 2, “New Accounting Pronouncements,” to the audited combined financial statements included in the IPO Prospectus, the Company provides warranties on certain product offerings. The following table provides a reconciliation of the changes in product warranty liabilities for the three and nine months ended January 23, 2026 and January 24, 2025:

	Three Months Ended		Nine Months Ended
(in millions)	January 23, 2026	January 24, 2025	January 23, 2026	January 24, 2025
Balance at the beginning of the period	$60	$60	$57	$65
Provisions for warranties issued during the period	9	9	35	29
Settlements made during the period	(9)	(9)	(35)	(29)
Adjustment of prior estimates	4	(4)	6	(8)
Balance at end of the period	$64	$57	$64	$57
As of January 23, 2026 and April 25, 2025, total product warranty reserves were included in the following condensed combined balance sheet accounts:

(in millions)	January 23, 2026	April 25, 2025
Other accrued expenses	$17	$15
Other liabilities	47	42
Total warranty reserves	$64	$57

MINIMED GROUP, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(UNAUDITED)
Note 9. Debt
Supplier Financing Arrangements
The Company participates in a supplier financing program that provides participating suppliers the ability to finance payment obligations from the Company with third-party financial institutions in order to receive earlier payment. The Company’s standard payment term is 90 days. The Company’s outstanding payables to its suppliers, including amounts due and payment terms, are not affected by a supplier’s participation in the program. At January 23, 2026 and April 25, 2025, the Company had $19 million and $25 million, respectively, of outstanding payables associated with the supplier financing program recorded in Accounts payable in the condensed combined balance sheets.
Revolving Credit Facility
On January 15, 2026, the Company entered into a credit agreement that provides for a five‑year senior secured revolving credit facility (the “Revolving Credit Facility”) with an aggregate principal amount of $500 million, with Citibank, N.A. serving as administrative agent for a syndicate of lenders. Subject to the conditions to borrowings contained therein, the commitments under the Revolving Credit Facility became available upon the completion of the Company’s IPO on March 9, 2026.
The Revolving Credit Facility is available in U.S. dollars and certain approved alternative currencies, initially including Euros. Borrowings under the Revolving Credit Facility may be used for working capital and other general corporate purposes. Subject to specified conditions, one or more of the Company’s wholly owned subsidiaries may be added as additional borrowers.
Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at (i) Term SOFR or a base rate for U.S. dollar‑denominated borrowings or (ii) EURIBOR for Euro‑denominated borrowings, in each case plus an applicable margin determined pursuant to a pricing grid based on the Company’s secured net leverage ratio. The Company is also required to pay commitment fees on unused commitments and letter of credit fees, in each case determined pursuant to the same pricing grid.
Interest is payable (i) for Term SOFR or EURIBOR borrowings, on the last day of each applicable interest period (or, for any interest period longer than three months, every three months), and (ii) for base rate borrowings, on the last business day of each March, June, September, and December.

The obligations under the Revolving Credit Facility are guaranteed by certain of the Company’s wholly owned subsidiaries and are secured by certain assets of such subsidiaries, subject to customary exceptions.
The Revolving Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default, including financial maintenance covenants and restrictions on, among other things, additional indebtedness, liens, asset sales, restricted payments, investments, certain debt prepayments, and merger transactions. The Revolving Credit Facility matures in March 2031.
As of January 23, 2026, there were no borrowings outstanding under the Revolving Credit Facility, and the Company was in compliance with all applicable covenants.

Note 10. Income Taxes
On July 4, 2025, the U.S. Government enacted The One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for the Company beginning fiscal year 2026 and the impact for the three and nine months ended January 23, 2026 was not material.
The Organization for Economic Co-operation and Development (OECD) published Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15% in each jurisdiction in which the group operates. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two Global Minimum Tax. A number of countries, including Ireland, have enacted legislation to implement the core elements of Pillar Two, which were effective for the Company in fiscal year 2025. Based on the Company's analysis of Pillar Two provisions, these tax law changes did not have a material impact on the Company's financial statements for the three and nine months ended January 23, 2026 and January 24, 2025.

MINIMED GROUP, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(UNAUDITED)
The Company's effective tax rate for the three and nine months ended January 23, 2026 was (11.8)% and (36.0)%, respectively, as compared to 132.5% and 2,763.9% for the three and nine months ended January 24, 2025, respectively. The decrease in the effective tax rate for the three and nine months ended January 23, 2026 primarily relates to year-over-year changes in operational results by jurisdiction and the impact of valuation allowances in certain jurisdictions.
Note 11. Stock Purchase and Award Plans
The following table presents the expense classification of stock-based compensation expense recognized by the Company for stock options, restricted stock, performance share units, and employee stock purchase plans during the three and nine months ended January 23, 2026 and January 24, 2025:

	Three Months Ended		Nine Months Ended
(in millions)	January 23, 2026	January 24, 2025	January 23, 2026	January 24, 2025
Stock options	$1	$2	$5	$5
Restricted stock	6	5	18	16
Performance share units	3	3	12	8
Employee stock purchase plan	1	1	2	2
Total stock-based compensation expense	$11	$11	$38	$32

Cost of products sold	$2	$1	$5	$4
Research and development expense	2	2	7	6
Selling, general, and administrative expense	8	8	26	22
Total stock-based compensation expense	11	11	38	32
Income tax benefits	(2)	(2)	(7)	(5)
Total stock-based compensation expense, net of tax	$9	$10	$30	$27
During the three months ended January 23, 2026 and January 24, 2025, the Company recognized $8 million and $6 million, respectively, of stock compensation expense related to direct Company employees, and $4 million and $4 million, respectively, of stock compensation expense related to allocations of Medtronic's corporate and shared employee stock-based compensation expenses.
During the nine months ended January 23, 2026 and January 24, 2025, the Company recognized $23 million and $17 million, respectively, of stock compensation expense related to direct Company employees, and $15 million and $15 million, respectively of stock compensation expense related to allocations of Medtronic's corporate and shared employee stock-based compensation expenses.

Note 12. Leases
The Company leases office, manufacturing, and research facilities and warehouses, as well as transportation and other equipment. The Company determines whether a contract is a lease or contains a lease at inception date.
The right-of-use assets, lease liabilities, lease costs, cash flows, and lease maturities associated with finance leases were not material to the condensed combined financial statements at January 23, 2026 and April 25, 2025. The following table summarizes the balance sheet classification of the Company's operating leases, including the amounts of the right-of-use assets and lease liabilities at January 23, 2026 and April 25, 2025:

(in millions)	Balance Sheet Classification	January 23, 2026	April 25, 2025
Right-of-use assets	Other assets	$60	$66
Current liability	Other accrued expenses	$11	$11
Non-current liability	Other liabilities	$50	$56

MINIMED GROUP, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(UNAUDITED)
Note 13. Accumulated Other Comprehensive Loss
The following table provides changes in accumulated other comprehensive income (loss), net of tax, and by component:

(in millions)	Cumulative Translation Adjustments
April 25, 2025	$3
Other comprehensive income	11
January 23, 2026	$14

(in millions)	Cumulative Translation Adjustments
April 26, 2024	$(16)
Other comprehensive loss	(7)
January 24, 2025	$(23)
During the three and nine months ended January 23, 2026 and January 24, 2025, there was no material tax impact on cumulative translation adjustments and no reclassifications out of accumulated other comprehensive income (loss).
Note 14. Research and Development Funding Arrangements

In fiscal year 2021, MiniMed entered into certain arrangements with affiliates of Blackstone Life Sciences Advisors L.L.C. (collectively, “Blackstone”) to receive funding related to the development of specific diabetes products (each, a “Blackstone Agreement” and collectively, the “Blackstone Agreements”). As there is substantive and genuine transfer of risk to Blackstone, the development funding was recognized by Medtronic as an obligation to perform contractual services. The Company recognized the funding as income within other operating expense (income), net as the research and development costs were incurred and funding payments became due. The Company recognized no income during the three and nine months ended January 23, 2026, and $16 million and $35 million of income during the three and nine months ended January 24, 2025, respectively, in other operating expense (income), net in the condensed combined statements of operations in connection with these Blackstone Agreements. As of April 25, 2025, the Company recognized all eligible funding under these arrangements in the amount of $324 million, $212 million of which pertains to co-development arrangements for which there are ongoing development and commercialization plans, specifically, our next-generation MiniMed Flex insulin pump and MiniMed Fit patch pump.
For each applicable diabetes product, during the first two years following regulatory approval in the U.S. and commercial launch of each such product, Blackstone will earn the greater of: (i) mid-to-high single digit royalty percentage of applicable net sales for each product, and (ii) specified minimum payments up to $157 million and $162 million for the MiniMed Flex insulin pump and the MiniMed Fit patch pump, respectively. After the first two years following regulatory approval in the U.S. and commercial launch of each Diabetes product, our royalty obligations continue at a mid-to-high single digit royalty percentage of applicable net sales until aggregate royalty payments since commercial launch have reached an amount equal to a low single digit multiple of the aggregate funding (the “Net Sales Threshold”) provided by Blackstone under such agreement. If a development project is delayed, the Net Sales Threshold will be subject to certain upward adjustments. Once the Net Sales Threshold has been reached, Blackstone will continue to earn royalties for five years at a low single digit royalty percentage of applicable net sales. As of January 23, 2026, no Blackstone-funded Diabetes products have been commercially launched. Subsequent to quarter-end, the MiniMed Flex insulin pump received regulatory approval, and commercial launch was considered probable. As a result, the Company recognized $157 million of expense associated with this approval. The charge was recognized within other operating expense (income), net during the fourth quarter of fiscal year 2026 (see Note 18, “Subsequent Events”).

MINIMED GROUP, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(UNAUDITED)
Each Blackstone Agreement is subject to termination by Blackstone or by us in certain circumstances described further below. Blackstone may terminate a Blackstone Agreement: (i) if the Company fails to make certain capital investments and are unable to manufacture sufficient quantities of the product, (ii) if the Company is enjoined from continuing product development or commercialization, (iii) if the Company acquires rights to a competing product to the applicable product in certain specified markets, or (iv) if certain specified fundamental changes to the Company, or to the Company's rights to the product, occur. The Company may terminate any of the Blackstone Agreements for any reason by providing a specified amount of prior written notice to Blackstone. If the Company or Blackstone elect to terminate a Blackstone Agreement for one of the reasons described above, it will be required to make a termination payment to Blackstone of a multiple of the funded amounts under the applicable agreement, which may be up to $216 million for each such termination, and its royalty payment obligation under the affected agreement will also continue in certain termination circumstances. If the Company acquires rights to a competing product in certain specified markets, Blackstone has the option to terminate the Agreement and receive a termination payment from the Company equal to a multiple of the funded amounts under the applicable agreement, which may be up to $216 million for each such termination, or continue to be eligible for the royalty payments on the product subject to the Blackstone Agreement; provided that if the product subject to the Blackstone Agreement has already been submitted for regulatory approval for commercial use at the time the competing product is acquired and Blackstone elects to receive royalty payments, such royalty payments would apply to both the product subject to the Blackstone Agreement and the competing product. The Company or Blackstone may also terminate a Blackstone Agreement if the other party materially breaches the agreement, subject to customary notice and cure provisions, and in certain such termination circumstances, a payment to Blackstone of a multiple of the funded amounts would be required, which may be up to $216 million for each such termination. At the time of executing these contracts, the occurrence of such circumstances was deemed to be remote. The Company may also terminate a Blackstone Agreement if the relevant product is determined to be technically infeasible, although our royalty payment obligation to Blackstone will survive such termination.
During fiscal year 2025, by mutual agreement, two co-development agreements with Blackstone were terminated. One agreement, for the development of an extended-wear infusion set with a built-in CGM and transmitter, was terminated for technical infeasibility prior to full funding, with no termination charges recorded within the combined financial statements. The obligation to pay Blackstone royalties on this product’s net sales continues if the development and commercialization of this product are completed in the future. The other agreement was terminated following a contractual dispute with Blackstone related to the alleged acquisition of a competing product. To resolve the contractual dispute, we and Blackstone mutually agreed to terminate the agreement, and following the termination we were relieved of any continuing obligations under the agreement other than customary survival provisions. The Company recognized $165 million of litigation charges during fiscal year 2025 in connection with the resolution of the contractual dispute.
Note 15. Commitments and Contingencies
Legal Matters
The Company and its affiliates are involved in a number of legal actions from time to time involving product liability, employment, intellectual property and commercial disputes, shareholder related matters, environmental proceedings, tax disputes, and governmental proceedings and investigations, including those described below. With respect to governmental proceedings and investigations, like other companies in our industry, the Company is subject to extensive regulation by national, state, and local governmental agencies in the U.S. and in other jurisdictions in which the Company and its affiliates operate. As a result, interaction with governmental agencies is ongoing. The Company’s standard practice is to cooperate with regulators and investigators in responding to inquiries. With respect to intellectual property disputes, the Company is involved in or at risk for litigation relating to patents, trademarks, copyrights, trade secrets, and other intellectual property (“IP”) rights, and licenses, acquisitions or other agreements relating to such rights. This litigation includes, but is not limited to, alleged infringement, misappropriation, or other violation of IP rights, or breach of obligations related to IP rights, or other claims asserted by competitors, individuals, or, consistent with a growing trend across technology-intensive industries, other entities created specifically to fund IP litigation. With respect to commercial disputes, antitrust and competition issues have gained increased prominence, enforcement and private litigation have increased globally, and the Company is involved in or at risk for antitrust litigation, investigations or enforcement actions regarding a range of commercial activities, including challenges to mergers and acquisition transactions, joint ventures, co-development or co-marketing arrangements, contracting practices, distribution agreements and employment agreements. The outcomes of legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the enforcement agencies or private claimants seek significant monetary damages and/or royalty payments, as well as other civil or criminal remedies (including injunctions barring or restricting the sale of products that are the subject of the proceeding, placing restrictions on competitive strategies or practices, or unwinding consummated transactions), any or all of which could have a material adverse impact on the Company’s combined earnings, financial position, and/or cash flows.

MINIMED GROUP, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(UNAUDITED)
The Company records a liability in the condensed combined financial statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a material loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in business practice. The Company classifies certain specified litigation charges and gains related to significant legal matters as certain litigation charges, net in the combined statements of operations. The Company recognized $6 million of gains related to significant legal matters during the three months ended January 23, 2026 and $11 million of certain litigation charges in the nine months ended January 23, 2026. The Company recognized an immaterial amount of certain litigation charges during the three and nine months ended January 23, 2025. Accrued litigation charges at January 23, 2026 and April 25, 2025 were $11 million and $165 million, respectively. The ultimate cost to the Company with respect to accrued litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s combined earnings, financial position, and/or cash flows. The Company includes accrued litigation in other accrued expenses, other liabilities and gains related to significant legal matters in other current assets on the condensed combined balance sheets.
While it is not possible to predict the outcome of the legal matters discussed below with certainty, the Company believes it is possible that the costs associated with these matters could have a material adverse impact on the Company’s combined earnings, financial position, and/or cash flows, even in respect of those matters for which the Company believes that a potential loss is not currently probable.
Diabetes Pump Retainer Ring Litigation
Starting in fiscal year 2021, plaintiffs began filing lawsuits against the Company in U.S. state and federal courts seeking damages for alleged personal injuries, including deaths, caused by the Company’s Series 600 insulin pumps with allegedly defective clear retainer rings that were subject to field corrective actions in 2019 and 2021: in 2019, Medtronic issued an “urgent field safety notification” directing patients to inspect the clear retainer rings on affected Series 600 insulin pumps and, in certain circumstances, offered replacement insulin pumps (which was classified as a recall by the U.S. Food and Drug Administration (“FDA”) in 2020); in 2021, Medtronic expanded the recall to remove the Series 600 insulin pumps with clear retainer rings from the market. Plaintiffs have alleged that, due to a defective retainer ring, the insulin reservoir in their insulin pump could not be locked into place, causing over- or under-delivery of insulin allegedly resulting in hypoglycemia or hyperglycemia. As of April 1, 2026, after a number of dismissals, there are six lawsuits filed on behalf of 17 individuals in the U.S., five of which are coordinated in California State Court, Los Angeles County, and one of which is filed in U.S. District Court for the Western District of New York. One of the lawsuits pending in California State Court, Los Angeles County is scheduled to begin a multi-plaintiff trial on May 11, 2026. In addition, in 2021 a purported class action lawsuit in Canada was filed against the Company in Ontario Superior Court that remains in early stages, with claims similar to those in the pending U.S. lawsuits. Plaintiffs’ firms have also notified the Company that they may file additional lawsuits in the U.S. on behalf of approximately two thousand additional claimants, with claims similar to those in the pending U.S. lawsuits. Many of these potential claims are currently subject to tolling arrangements. The Company is also aware of inquiries made by certain state attorneys general regarding its Series 600 insulin pumps, including information relating to the field corrective actions in 2019 and 2021. During the nine months ended January 23, 2026, the Company recorded a $17 million certain litigation charge in connection with certain pending and threatened claims and lawsuits, a portion of which relates to certain claimants who may become subject to a master settlement agreement. It is possible that the amount of the Company’s ultimate liability could materially differ from the amount currently accrued. The Company is currently unable to estimate a reasonably possible loss or range of loss in excess of the amounts accrued.
EOFlow International Arbitration
In 2023, affiliates of the Company entered into agreements (the “Acquisition Agreements”) to acquire EOFlow Co., Ltd. (“EOFlow”), a Korean company that had developed and commercialized insulin patch pump technology abroad. In mid-to-late 2023, it became apparent that EOFlow would be unable to meet multiple contractual obligations and closing conditions under the Acquisition Agreement. The Acquisition Agreements were terminated in late 2023. In mid-2024, EOFlow filed an arbitral claim against Medtronic before the Singapore International Arbitration Centre, asserting it is entitled to a $26 million break-up fee under the Acquisition Agreements and related letter agreements. The affiliates of the Company have asserted an arbitral counterclaim for EOFlow’s breaches of contractual representations and warranties in the Acquisition Agreements. On March 10, 2026, the Tribunal dismissed EOFlow’s claims against Medtronic without prejudice. The Company has not recorded an expense in connection with this matter because the Company believes any potential loss is not currently probable.

MINIMED GROUP, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(UNAUDITED)
Witkin False Claims Act Matter
In May 2011, a former sales representative filed a qui tam lawsuit against the Company in the U.S. District Court for the District of Massachusetts alleging violations of the False Claims Act in connection with sales of certain insulin pump products in the period from 2007 to 2014 and wrongful termination. The U.S. Department of Justice declined to intervene. The matter is currently proceeding with the nationwide phase of discovery after a several month stay while the Court evaluated the applicability of new precedent from the First Circuit Court of Appeals. The Company has not recorded an expense in connection with this matter because the Company believes any potential loss is not currently probable and reasonably estimable. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from this matter.
Italian Payback Litigation
In 2015, “payback” legislation was enacted in Italy requiring companies selling medical devices to make payments to the Italian state if Italy’s medical device expenditures exceed annual regional maximum ceilings. The payment amounts are calculated based upon the amount by which the regional ceilings were exceeded for any given year. There has been significant scrutiny on the legality and enforceability of the payback law since its inception, and litigation challenging the law has been proceeding through the Italian Courts. Since the law was enacted, the Company has recognized an estimate for the amount of variable consideration. In connection with this matter, at January 23, 2026, $48 million was classified as other liabilities, and at April 25, 2025, $15 million and $38 million, as accrued rebates and other liabilities, respectively, in the condensed combined balance sheets. During the first quarter of fiscal year 2025, two rulings by the Constitutional Court of Italy found that the medical device payback law is constitutional. Therefore, the Company increased its liability pertaining primarily to certain prior years since 2015 by $20 million during the three months ended July 26, 2024, as a reduction to net sales in the combined statements of operations. In June 2025, the Italian government published a legislative decree confirming a reduction of the amounts due for years 2015 to 2018. As a result, the Company decreased its liability pertaining to these years by $7 million during the nine months ended January 23, 2026 as an increase to net sales in the condensed combined statements of operations. Discussions are ongoing between the Italian government and industry groups related to the applicability of this legislation for years 2019 and beyond, as such, it is possible that the amount of the Company’s liability could materially differ from the amount currently accrued.
Guarantees
In the normal course of business, the Company and/or its affiliates periodically enter into agreements that require one or more of the Company and/or its affiliates to indemnify customers or suppliers for specific risks, such as claims for injury or property damage arising as a result of the Company or its affiliates’ products, the negligence of the Company's personnel, or claims alleging that the Company's products infringe on third-party patents or other intellectual property. The Company also offers warranties on various products. The Company’s maximum exposure under these guarantees is unable to be estimated. Historically, the Company has not experienced significant losses on these types of guarantees.
As of January 23, 2026 and April 25, 2025, the Company has outstanding bid and performance bonds of approximately $78 million and $40 million, respectively, issued to guarantee certain contractual obligations. These bid and performance bonds have various terms and can be drawn upon early. No amounts have been drawn as of January 23, 2026. The Company does not expect any material loss related to these guarantees.
The Company believes the ultimate resolution of the above guarantees is not expected to have a material effect on the Company’s combined earnings, financial position, and/or cash flows.
Note 16. Segment and Geographic Data
As described in Note 1, “Description of the Business and Basis of Presentation,” the primary products from which the Company derives its revenue include those focused on diabetes management, including insulin pumps, continuous glucose monitoring systems and sensors, and smart insulin pens. The Company manages its business activities on a consolidated basis and operates as one operating and reportable segment.
The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer. The CODM makes decisions about resource allocation, assesses performance of the business, and monitors budget versus actual results using net income (loss). Income or loss from operations is also considered when monitoring budget versus actual results. Significant expenses include cost of products sold, research and development expenses, selling, general and administrative expenses, and certain litigation charges, which are each separately presented on the Company’s condensed combined statements of operations. Other segment items include other operating expense (income), net, non-operating expense (income),net, and income tax provision.

MINIMED GROUP, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(UNAUDITED)
Geographic Information
Net sales are attributed to the country based on the location of the customer taking possession of the products or in which the services are rendered. The following table presents net sales for the three and nine months ended January 23, 2026 and January 24, 2025 for countries with significant concentrations and all other countries:

	Three Months Ended		Nine Months Ended
(in millions)	January 23, 2026	January 24, 2025	January 23, 2026	January 24, 2025
U.S. (1)	$242	$231	$679	$668
Rest of World	548	456	1,586	1,323
Total	$790	$687	$2,265	$1,991
(1) U.S. includes the United States and U.S. territories.
Note 17. Related Party Transactions
The condensed combined financial statements have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Medtronic. The following discussion summarizes activity between the Company and Medtronic.
Allocation of General Corporate Expenses
During the periods presented, the Company’s operations were integrated with Medtronic and its affiliates, and the Company received services including, but not limited to finance and accounting, legal, information technology, employee benefits and incentives, and stock-based compensation. These condensed combined financial statements reflect charges for these services. When specific identification was not practicable, a proportional cost allocation method was utilized, depending on the nature of the services received. See Note 1, “Description of the Business and Basis of Presentation,” for a discussion of the methodology used to allocate corporate-related costs for purposes of preparing these condensed combined financial statements on a carve-out basis.
The major components of Medtronic corporate and shared expenses were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	January 23, 2026	January 24, 2025	January 23, 2026	January 24, 2025
Cost of products sold	$12	$11	$34	$31
Research and development expense	10	8	24	23
Selling, general, and administrative expenses	68	67	206	197
Other operating expense (income), net	1	2	5	7
Total	$90	$89	$269	$259

Net Transfers from Parent
Net transfers from Parent are included within Net investment from Parent from the condensed combined statements of equity and within financing activities in the condensed combined statements of cash flows and represent the net effect of transactions between the Company and Medtronic. The reconciliation of net transfers to Parent between the condensed combined statements of equity and the condensed combined statements of cash flows were as follows:

	Nine Months Ended
(in millions)	January 23, 2026	January 24, 2025
Net transfers from Parent per the Condensed Combined Statements of Equity	$253	$75
Stock-based compensation expense	(38)	(32)
Multiemployer pension expense	(6)	(6)
Other, net	(5)	—
Net transfers from Parent per the Condensed Combined Statements of Cash Flows	$204	$37

MINIMED GROUP, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(UNAUDITED)
Note 18. Subsequent Events
Separation from Medtronic and Related Transactions
On March 6, 2026, the Company initiated its IPO pursuant to which 28,000,000 shares of its common stock were issued, at an offering price of $20.00 per share. The IPO closed on March 9, 2026.
In connection with the IPO and related separation transactions (the “Separation”), the Company entered into a series of transactions with Medtronic pursuant to which Medtronic transferred the assets and liabilities comprising the Diabetes Business to the Company, and the Company issued shares of common stock to Medtronic.
As contemplated by the IPO Prospectus, the Company (i) retained approximately $309 million of the net proceeds from the IPO, for general corporate purposes, and (ii) used the excess of the net proceeds to repay intercompany indebtedness owed to Medtronic under an intercompany note. Following the IPO, Medtronic owned 90.03% of the outstanding shares of the Company’s outstanding common stock. Medtronic has informed the Company that it intends to make a generally tax-free distribution to its shareholders of all or a portion of its remaining equity interest in the Company, but Medtronic has no obligation to complete such distribution.
In connection with the Separation, the Company entered into a series of agreements with Medtronic that establish the framework for the ongoing relationship between the parties, including:
•a separation agreement setting forth the transfer of certain assets and liabilities relating to the Diabetes business, termination of certain intercompany arrangements, and customary indemnification and transition-related provisions.
•a transition services agreement pursuant to which Medtronic will provide certain transitional administrative, operational, information technology, finance, and other support services for a defined period, subject to agreed-upon fees and service levels.
•a tax matters agreement, which governs the Company’s and Medtronic’s respective rights, responsibilities, and obligations with respect to tax matters, including tax liabilities, tax attributes, tax contests, and tax returns imposing certain restrictions intended to preserve the tax-free status of various transactions.
•an employee matters agreement, which addresses certain employment, compensation, benefits, and other employment-related matters, including the allocation and treatment of certain employee-related assets and liabilities and outstanding Medtronic equity awards.
•intellectual property cross-license agreements, which provide for cross-licenses that give the Company and Medtronic the freedom to operate in their respective businesses.
•a transitional trademark cross-license agreement and trademark co-existence agreement, which collectively govern the Company’s and Medtronic’s respective rights, responsibilities, and obligations with respect to intellectual property rights classified as trademarks.
•a registration rights agreement, pursuant to which the Company has granted Medtronic certain registration rights with respect to the shares of common stock owned by Medtronic following the completion of the IPO.
•Juncos lease and master services agreements, pursuant to which the Company provides a long-term lease and related services to Medtronic for a portion of the Company’s Juncos, Puerto Rico facility.
•transition manufacturing and supply agreements, pursuant to which Medtronic and its affiliates provide the Company, on a transitional basis, with certain manufacturing and assembly services with respect to certain products.
Preferred Stock Authorization
In connection with the IPO, the Company filed an Amended and Restated Certificate of Incorporation that, among other things, authorized the issuance of 100 million shares of preferred stock. As of the date of issuance of the condensed combined financial statements, no shares of preferred stock had been designated, issued, or were outstanding, and no rights or preferences had been established with respect to any series of preferred stock. The authorization of preferred stock did not have an impact on the Company’s condensed combined financial statements for the quarterly periods presented.

MINIMED GROUP, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(UNAUDITED)
FDA Clearance of MiniMed Flex and Related Blackstone Royalty Payments
On March 18, 2026, the Company announced that the U.S. FDA had cleared the MiniMed Flex, a next-generation discreet, smartphone-controlled insulin pump. As a result, the Company recognized a one-time charge of $157 million during the fourth quarter of fiscal year 2026 related to future minimum royalty payment obligations under its research and development funding arrangement with Blackstone. The $157 million charge was recognized within other operating expense (income), net during the fourth quarter of fiscal year 2026. See Note 14, “Research and Development Funding Arrangements” for additional information.

The events described above occurred subsequent to January 23, 2026, the balance sheet date, and have not been reflected in the accompanying unaudited condensed combined financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of MiniMed Group, Inc. and its subsidiaries (“MiniMed Group, Inc.,” “MiniMed,” the “Company,” or “we,” “us,” or “our”). For a full understanding of financial condition and results of operations, you should read this discussion along with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our final prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 6, 2026 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, relating to its Registration Statement on Form S-1 (the “IPO Prospectus”). In addition, you should read this discussion along with our combined financial statements and related notes thereto for the three and nine months ended January 23, 2026. Amounts reported in millions within this quarterly report are computed based on the amounts in thousands, and therefore, the sum of the components may not equal the total amount reported in millions due to rounding. Additionally, certain columns and rows within tables may not sum due to rounding. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those described in the section of our IPO Prospectus entitled “Risk Factors” and the section entitled “Cautionary Note Regarding Forward-Looking Statements” included herein.
Overview
We are a scaled global medical technology company that develops, manufactures, and markets a comprehensive suite of solutions for the management of diabetes, including automated insulin delivery (“AID”) systems and smart multiple daily injection (“Smart MDI”) systems. Our AID systems integrate insulin delivery, glucose sensing, and proprietary dosing algorithms to improve glycemic outcomes and reduce the burden of diabetes management for people with diabetes (“PWD”). Our AID systems are composed of an insulin pump that administers insulin, consumable insulin infusion sets and reservoirs, a continuous glucose monitoring (“CGM”) sensor that measures blood glucose levels and a Smart Dosing algorithm. The MiniMed 780G system is our flagship AID system. For PWDs that prefer to self-administer insulin by manual injections or seek freedom from on-body devices, our Smart MDI systems offer an integrated solution for sensing, dosing, and administration. Our Smart MDI system includes a Smart Insulin Pen for insulin administration (which connects to our Smart Dosing software), a CGM sensor that measures blood glucose levels, and wraparound applications and services. For additional information about our products and offerings, see the section of the IPO Prospectus entitled “Business – Our Products and Offerings.”
Historically, MiniMed operated as Medtronic plc’s (“Medtronic”) global diabetes business (the “Diabetes Business”). As a result, the unaudited condensed combined financial statements for periods presented have been prepared on a carve‑out basis and reflect the historical results of the Diabetes Business as managed within Medtronic. These financial statements include allocations of certain corporate and shared services expenses from Medtronic, which management believes are reasonable. Such allocations may not be indicative of the Company’s future cost structure as a standalone public company.
On March 6, 2026, the Company launched its initial public offering (“IPO”) and became a publicly traded company. Following the IPO, MiniMed operates as a standalone entity, although it continues to maintain transitional and ongoing relationships with Medtronic pursuant to various separation‑related agreements, including transition services and manufacturing arrangements. The Company is incurring incremental costs associated with operating as an independent public company, including costs related to corporate governance, internal controls, information systems, and public company compliance. In addition, results for the periods presented do not reflect the full impact of the Company’s standalone capital structure, separation‑related costs, or changes in commercial strategy that may occur following the IPO.
Separation from Medtronic and Initial Public Offering
On March 9, 2026, we completed our initial public offering (“IPO”) and became a publicly traded company. This followed Medtronic’s 2025 announcement of its intention to separate its diabetes business, primarily representing the diabetes business segment of Medtronic (the “Diabetes Operating Unit”), and the incorporation of MiniMed Group, Inc. to ultimately hold the Diabetes Business (the “Separation”).
Since the IPO we have operated as a standalone public company, with Medtronic owning approximately 90.03% of the outstanding shares of our common stock. As part of the Separation, we entered into a series of agreements with Medtronic that govern the allocation of assets and liabilities and provide for certain transitional and ongoing services, including manufacturing, information technology, and other support services for a limited period following the Separation.
Under these arrangements, Medtronic will continue to provide certain services to us on a transitional basis, and we will provide certain services to Medtronic, for specified periods, subject to agreed‑upon terms. The costs associated with these arrangements are expected to change over time as we transition to standalone operations.
The terms of these agreements may differ from those that could have been obtained in arm’s‑length transactions with unaffiliated third parties. For additional information regarding these arrangements, see Note 17, “Related Party Transactions,” and Note 18, “Subsequent Events.”

We are incurring incremental costs associated with operating as an independent public company, including costs related to corporate governance, internal controls, information systems, and public company compliance. In addition, results for the periods presented do not reflect the full impact of our standalone capital structure, separation‑related costs, or changes in commercial strategy that may occur following the IPO.
The unaudited condensed combined financial statements for the periods presented reflect the historical results of the Diabetes Business and do not include all of the costs we expect to incur as a standalone public company. Management expects our cost structure, capital structure, and operating model to evolve as we complete our transition away from Medtronic.
Medtronic has informed us that it intends to make a generally tax-free distribution to its shareholders of all or a portion of its remaining equity interest in us, which may be structured as a spin-off, in which Medtronic would make a pro rata distribution of our common stock to all Medtronic shareholders, a split-off, in which Medtronic would effect an exchange of Medtronic shares for shares of our common stock, or any combination thereof (the “Divestment”). Medtronic has no obligation to pursue or consummate any further dispositions of its equity interest in us, including through the Divestment, by any specified date or at all. For additional information about the Divestment, see the section of the IPO Prospectus entitled “The Separation and Divestment Transactions – The Divestment.”
Recent Developments
During the periods presented, we continued to advance our core diabetes technology platforms, including its MiniMed 780G automated insulin delivery system, Smart MDI offerings, and CGM portfolio. We also continued to invest in research and development activities and to expand regulatory approvals for certain products and indications across geographies.
On March 18, 2026, we announced that the U.S. FDA had cleared the MiniMed Flex, a next-generation discreet, smartphone-controlled insulin pump. In February 2026, we also submitted the MiniMed Flex for CE Mark approval. At commercial launch, we expect MiniMed Flex will support our newest sensor portfolio, including Simplera Sync sensor and the Instinct sensor, made by Abbott. For additional information about MiniMed Flex, see the section of the IPO Prospectus entitled “Business – Innovation / Pipeline and Future Initiatives.” In connection with the U.S. FDA clearance of MiniMed Flex, we recognized a one-time charge of $157 million during the fourth quarter of fiscal year 2026 related to future minimum royalty payment obligations under our research and development funding arrangement with Blackstone. See Note 14, “Research and Development Funding Arrangements” to the condensed combined financial statements for additional information.
Additional detail regarding recent product approvals, partnerships, and pipeline initiatives is included in the IPO Prospectus.
Trends and Uncertainties Impacting Financial Results
Our results of operations are influenced by a number of factors, including product adoption trends, geographic sales mix, reimbursement dynamics, manufacturing scale and efficiency, foreign currency fluctuations, and regulatory developments.
We have experienced continued growth in demand for automated insulin delivery and CGM‑enabled solutions, particularly in international markets. At the same time, we face pricing pressure in certain markets, particularly within CGMs, as competition increases and reimbursement frameworks evolve.
In addition, our results for the periods presented reflect our historical operating model within Medtronic and include allocated corporate expenses. Future periods are expected to reflect increased standalone public company costs, changes in commercial and manufacturing strategies, and the expiration of transition service arrangements with Medtronic.
Seasonality
The Company’s revenue may vary from quarter to quarter due to seasonal purchasing patterns, particularly in the U.S., where insurance deductible resets and reimbursement dynamics can impact the timing of customer purchases. These seasonal trends may be partially offset by recurring sales of consumable products, including CGMs and infusion sets.
Foreign Currency
A significant portion of the Company’s revenues and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign currency exchange rates may impact reported revenue, gross margin, and operating results from period to period. The Company continues to evaluate its exposure to foreign currency risk as it transitions to standalone operations.
For a more comprehensive discussion of risks and uncertainties that may affect the Company’s business and future results, see “Risk Factors” and “Key Factors Impacting Our Results” in the IPO Prospectus.

Key Business Metrics

We regularly review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions. In assessing the performance of our business, in addition to considering a variety of measures in accordance with U.S. GAAP, we also consider a variety of other key business metrics, including non-GAAP measures.
We believe that these key business metrics provide useful information to users of our financial statements in understanding and evaluating our results of operations in the same manner as our management team. The presentation of these key business metrics, including Organic Revenue Growth, Adjusted Gross Profit, and Adjusted EBITDA, which are non-GAAP financial measures, is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP. See “Non-GAAP Measures” below.
The following table sets forth our key business metrics, including non-GAAP measures, for the periods indicated:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	January 23, 2026	January 24, 2025	January 23, 2026	January 24, 2025
Net Sales	$790	$687	$2,265	$1,991
Gross Profit	$362	$395	$1,200	$1,123
Net Loss	$(111)	$(7)	$(132)	$(30)
New Pumps Sold	38,971	36,894	103,008	102,342
Global CGM Attachment Rate	67%	61%	66%	59%
Net Sales Growth	15.0%	N/A	13.7%	N/A
Organic Revenue Growth (1)	8.6%	N/A	7.8%	N/A
Adjusted Gross Profit (1)	$457	$401	$1,300	$1,162
Adjusted EBITDA (1)	$89	$73	$218	$170
(1) See "Non-GAAP measures" below for a discussion of Organic Revenue Growth, Adjusted Gross Profit, Adjusted EBITDA, and a reconciliation with the most directly comparable U.S. GAAP measure.

Gross Profit
Gross profit is our net sales, less cost of products sold.
New Pumps Sold
A leading indicator of our pump user base growth is the number of new pumps sold. We define New Pumps Sold (“NPS”) as the number of new pumps sold to patients in a given period, inclusive of pumps sold to new patients and renewals by existing patients. This metric illustrates the number of new pump starts and renewals during each period presented, highlighting our capability to identify, attract, and retain users.
Global CGM Attachment Rate
As the only company that commercializes all parts of the smart dosing insulin therapy ecosystem, we are uniquely positioned to capture greater revenue per user than our competitors that only offer certain components of such systems. A key growth driver is our ability to increase CGM revenue per pump user which is reflected by our CGM Attachment Rate. We define CGM Attachment Rate as the percentage of total pump user base that is also using an integrated MiniMed CGM.
Organic Revenue Growth
Organic Revenue Growth measures our revenue growth trends excluding the impacts of foreign currency rate fluctuations and adjustments to the Company’s Italian payback accrual for certain prior years since 2015, which is further described in Note 15, “Commitments and Contingencies,” to the unaudited condensed combined financial statements. We use Organic Revenue Growth to assess our performance on a consistent basis by removing the impacts of foreign currency rate fluctuations and adjustments to the Italian payback accrual that we believe do not directly reflect our underlying operations. See “Non-GAAP Measures” below for a reconciliation of Organic Revenue Growth to Net Sales Growth, its most directly comparable U.S. GAAP measure.

Adjusted Gross Profit
Adjusted Gross Profit is a non-GAAP measure that we use to assess our overall performance. We define Adjusted Gross Profit as U.S. GAAP gross profit, excluding amortization of intangible assets and certain other non-operational items. We believe Adjusted Gross Profit provides consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations, as these metrics eliminate the effects of the adjustments that are unrelated to overall operating performance. See “Non-GAAP Measures” below for a reconciliation of Adjusted Gross Profit to gross profit, its most directly comparable U.S. GAAP measure.

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP measure, calculated as net loss adjusted to exclude interest expense, provision for income taxes, and depreciation and amortization, further adjusted to exclude other non-operational items. We use Adjusted EBITDA to supplement U.S. GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against that of other peer companies using similar measures. See “Non-GAAP Measures” below for a reconciliation of Adjusted EBITDA to net loss, its most directly comparable U.S. GAAP measure.

RESULTS OF OPERATIONS
The following table sets forth a summary of our combined results of operations for the three months ended January 23, 2026 and January 24, 2025, and the changes between periods.

	Three Months Ended		Change
(Dollars in millions)	January 23, 2026	January 24, 2025	Amount	Percent
Net Sales	$790	$687	$103	15%
Cost of products sold	428	292	136	47
Gross profit	362	395	(33)	(8)
Operating expenses:
Research and development expense	114	112	2	1
Selling, general, and administrative expenses	309	268	41	15
Certain litigation charges, net	(6)	—	(6)	NM (1)
Other operating expense (income), net	45	(7)	52	NM (1)
Operating (loss) profit	(100)	21	(121)	(565)
Other non-operating (income) expense, net	—	—	(1)	(548)
(Loss) profit before income taxes	(99)	21	(121)	(565)
Income tax provision	12	28	(17)	(59)
Net loss	$(111)	$(7)	$(104)	1,502
Net income attributable to noncontrolling interests	$(8)	$(3)	$(5)	184
Net loss attributable to the Company	$(119)	$(10)	$(110)	1,117%

(1) Not meaningful

The following table sets forth a summary of our combined results of operations for the nine months ended January 23, 2026 and January 24, 2025, and the changes between periods.

	Nine Months Ended		Change
(Dollars in millions)	January 23, 2026	January 24, 2025	Amount	Percent
Net Sales	$2,265	$1,991	$274	14%
Cost of products sold	1,065	869	197	23
Gross profit	1,200	1,123	77	7
Operating expenses:
Research and development expense	349	329	21	6
Selling, general, and administrative expenses	884	804	80	10
Certain litigation charges, net	11	—	11	NM (1)
Other operating expense (income), net	53	(12)	65	NM (1)
Operating (loss) profit	(97)	2	(99)	(5,715)
Other non-operating expense (income), net	—	1	(1)	(84)
(Loss) profit before income taxes	(97)	1	(99)	(8,673)
Income tax provision	35	31	3	11
Net loss	$(132)	$(30)	$(102)	337
Net income attributable to noncontrolling interests	$(16)	$(10)	$(6)	54
Net loss attributable to the Company	$(148)	$(41)	$(108)	264%

(1) Not meaningful

NET SALES
Our net sales are generated primarily from the sale of reusable and single-use products which collectively comprise our AID and Smart MDI systems.
Our insulin pumps and pens are considered reusable products as patients are able to continue their use of these products for a period of one year or more. Patients are generally eligible for reimbursement coverage of a new insulin pump every four to five years depending on both geography and payer type. Not all patients elect to replace their pump on this cycle and some use their pumps for longer than the replacement period because they can continue to operate as the patient continues to purchase consumables. Patients using durable insulin pens typically obtain replacements on an annual cycle due to reimbursement and product life span.
Our CGMs and the consumable components comprised of infusion sets and reservoirs associated with pumps are considered single-use products as these products are required to be replaced frequently for uninterrupted operation of our AID and Smart MDI systems. Patients using AID systems as well as Smart MDI systems typically replace their sensors either on a weekly basis as the Guardian 4 sensor and Simplera Sync sensors are indicated for up to 7 days of use, or on a bi-weekly basis as the Instinct sensor is indicated for up to 15 days of use. Patients using AID systems also replace their infusion sets and reservoirs either weekly or multiple times per week, depending on the type of infusion sets and reservoirs they use.
The below table includes net sales by product category for the three months ended January 23, 2026 and January 24, 2025:

	Three Months Ended		Change
(in millions)	January 23, 2026	January 24, 2025	Amount	Percent
Pumps	$151	$136	$15	10.8%
Consumables	244	213	31	14.6%
CGM	390	330	61	18.4%
Other (1)	5	8	(3)	(37.7)%
Total net sales	$790	$687	$103	15.0%
(1) Primarily includes net sales generated from the sale of smart insulin pens and services.

The below table includes net sales by market geography for the three months ended January 23, 2026 and January 24, 2025:

	Three Months Ended		Change
(in millions)	January 23, 2026	January 24, 2025	Amount	%
U.S.(1)	$242	$231	$11	4.7%
International(2)	548	456	92	20.3%
Total	$790	$687	$103	15.0%

(1) U.S. includes the United States and U.S. territories
(2) International includes all other non-U.S. countries.

Net sales for the three months ended January 23, 2026 was $790 million as compared to $687 million for the three months ended January 24, 2025, growing 20% internationally and 5% in the U.S. Net sales growth is primarily the result of increased volumes. The international net sales growth is the result of 12% growth in pumps, 20% growth in consumables, 26% growth in CGM and favorable foreign currency exchange fluctuations. The sales performance in the U.S. is the result of 8% growth in pumps, a 1% decline in consumables, and 6% growth in CGM.
Pump sales grew 10.8% for the three months ended January 23, 2026. We experienced continued growth of 12% in international pump sales since the launch of the Simplera CGM in Europe in fiscal year 2025. Following the launch of Simplera and Instinct CGM in the U.S. in the third quarter of fiscal year 2026, domestic pump sales returned to growth and increased 8% for the three months ended January 23, 2026, as compared to the three months ended January 24, 2025.
Consumables sales increased 14.6% for the three months ended January 23, 2026, due to 20% growth internationally and partially offset by a 1% decrease in the U.S. Our international growth was the result of increased volume of patients using our AID systems which require frequent replacement of the infusion sets and reservoirs for uninterrupted operation. The increase in the volume of patients using our AID systems in international markets was due to the competitive strength of the MiniMed 780G system which has enabled us to attract new patients as well as retain our existing patient base.

CGM sales increased 18.4% for the three months ended January 23, 2026, as a result of continued increase in the Global CGM Attachment Rate, which rose from 61% in the three months ended January 24, 2025, to 67% in the three months ended January 23, 2026. Higher CGM Attachment Rate and pump user base in international markets resulted in 26% growth in international CGM sales which was primarily attributable to the introduction of the Simplera CGM in Europe in fiscal year 2025. The Simplera CGM is our first disposable, all-in-one CGM and approximately half the size of previous CGMs. The discreet design simplifies the insertion and wear experience. U.S. CGM sales grew 6% during the three months ended January 23, 2026, as a result of a sustained upward trend in CGM Attachment Rate. We have experienced a sustained upward trend in CGM Attachment Rate in the U.S. since the launch of the MiniMed 780G system in fiscal year 2024 as the automation algorithm is only compatible with our MiniMed CGMs.
The table below includes net sales by product category for the nine months ended January 23, 2026 and January 24, 2025:

	Nine Months Ended		Change
(in millions)	January 23, 2026	January 24, 2025	Amount	Percent
Pumps	$401	$387	$14	3.6%
Consumables	707	632	75	11.9%
CGM	1,133	968	165	17.0%
Other (1)	24	4	20	NM (2)
Total net sales	$2,265	$1,991	$274	13.7%
(1)Primarily includes net sales generated from the sale of smart insulin pens and services. Also reflects adjustments to the Company’s Italian payback accruals resulting from the two July 22, 2024 rulings by the Constitutional Court of Italy and the Legislative Decree published by the Italian government on June 30, 2025 for certain prior years since 2015. Refer to Note 15, “Commitments and Contingencies,” to the condensed combined financial statements.
(2)Not meaningful.

The table below includes net sales by market geography for the nine months ended January 23, 2026 and January 24, 2025:

	Nine Months Ended		Change
(in millions)	January 23, 2026	January 24, 2025	Amount	%
U.S.(1)	$679	$668	$10	1.5%
International(2)	1,586	1,323	263	19.9%
Total	$2,265	$1,991	$274	13.7%

(1) U.S. includes the United States and U.S. territories
(2) International includes all other non-U.S. countries.

Net sales for the nine months ended January 23, 2026 was $2,265 million as compared to $1,991 million for the nine months ended January 24, 2025, growing 19.9% internationally and 1.5% in the U.S. Net sales growth was primarily the result of increased volumes. The international net sales growth was the result of 11% growth in pumps, 16% growth in consumables, 22% growth in CGM, changes in the Company’s Italian payback accrual, and favorable impacts of foreign currency fluctuations. Sales performance in the U.S. is the result of a 7% decline in pumps, a 1% decline in consumables, and 7% growth in CGM. For the nine months ended January 23, 2026, the impact of the Italian payback adjustment resulted in an increase to net sales of $7 million as compared to a decrease in net sales of $20 million for the nine months ended January 24, 2025. This is due to changes in estimates relating to our Italian payback accrual resulting from the two July 2024 rulings by the Constitutional Court and the Legislative Decree published by the Italian government in June 2025 and formalized into law in August 2025 for certain prior years since 2015.
Pump sales grew 3.6% for the nine months ended January 23, 2026. While we experienced continued growth of 11% in international pump sales following the launch of the Simplera CGM in Europe in fiscal year 2025, we experienced a 7% decline in the U.S. due to the delayed launch of Simplera CGM and increased competition. The delayed launch of Simplera CGM in the U.S. resulted in a competitive disadvantage and limited our ability to grow NPS in the first half of fiscal year 2026. However, following the launch of Simplera and Instinct CGM in the U.S. in the third quarter of fiscal year 2026, domestic pump sales returned to growth, reducing year-to-date pump sales decline to 7% for the nine months ended January 23, 2026, as compared to a 15% decline for the six months ended October 24, 2025.

Consumables sales increased 11.9% for the nine months ended January 23, 2026, as a result of 16% growth internationally and 1% decline in the U.S. Our international growth is the result of increased volume of patients using our AID systems which require frequent replacement of the infusion sets and reservoirs for uninterrupted operation. The increase in the volume of patients using our AID systems in international markets is due to the competitive strength of the MiniMed 780G system which has enabled us to attract new patients as well as retain our existing patient base. Fewer NPS in the U.S. resulted in reduced consumables sales during the nine months ended January 23, 2026.
CGM sales increased 17.0% for the nine months ended January 23, 2026, as a result of the continued increase in the Global CGM Attachment Rate, which rose from 59% in the nine months ended January 24, 2025, to 66% in the nine months ended January 23, 2026. Higher CGM Attachment Rate and pump user base in international markets drove 22% growth in international CGM sales which is primarily attributable to the introduction of the Simplera CGM in Europe in fiscal year 2025. The Simplera CGM is our first disposable, all-in-one CGM and approximately half the size of previous CGMs. The discreet design simplifies the insertion and wear experience. CGM sales in the U.S. grew 7% during the nine months ended January 23, 2026, as a result of a sustained upward trend in CGM Attachment Rate and the launch of Simplera and Instinct CGM in the third quarter of fiscal year 2026. We have experienced a sustained upward trend in CGM Attachment Rate in the U.S. since the launch of the MiniMed 780G system in fiscal year 2024 as the automation algorithm is only compatible with our MiniMed CGMs.

COSTS AND EXPENSES
The following is a summary of cost of products sold, research and development, and selling, general, and administrative expenses as a percentage of net sales for the three months ended January 23, 2026 and January 24, 2025:

	Three Months Ended		% of Net Sales
(Dollars in millions)	January 23, 2026	January 24, 2025	January 23, 2026	January 24, 2025
Cost of products sold	$428	$292	54.2%	42.5%
Research and development expense	$114	$112	14.4%	16.3%
Selling, general, and administrative expenses	$309	$268	39.2%	39.0%
The following is a summary of cost of products sold, research and development, and selling, general and administrative expenses as a percentage of sales for the nine months ended January 23, 2026 and January 24, 2025:

	Nine Months Ended		% of Net Sales
(Dollars in millions)	January 23, 2026	January 24, 2025	January 23, 2026	January 24, 2025
Cost of products sold	$1,065	$869	47.0%	43.6%
Research and development expense	$349	$329	15.4%	16.5%
Selling, general, and administrative expenses	$884	$804	39.1%	40.4%
Cost of Products Sold
Cost of products sold includes raw materials, labor costs, manufacturing overhead expenses, shipping and handling costs incurred to store, move, and prepare products for shipment, amortization of purchased technology intangible assets, import tariffs and duties, reserves for expected warranty costs, scrap and excess, and obsolete inventory. Manufacturing overhead expenses include expenses relating to manufacturing engineering, material procurement, inventory and quality control, facilities, depreciation, information technology, and operations supervision and management.
Cost of products sold for the three and nine months ended January 23, 2026 was $428 million and $1.1 billion, respectively, as compared to $292 million and $869 million for the three and nine months ended January 24, 2025, respectively. The increase in cost of products sold for both periods was driven by the increased volume of products sold as well as changes in product mix as further described below. Additionally, the increase was driven by $84 million of asset write offs associated with a termination of a third-party manufacturing agreement, and $10 million and $21 million of warranty expense during the three and nine months ended January 23, 2026, respectively.
The increase in cost of products sold as a percentage of net sales for the three months ended January 23, 2026 as primarily driven by 1,130 basis points (“bps”) increase from the asset write offs, 90 bps increase from product mix as a result of higher mix of CGMs, which have a lower gross profit margin relative to our insulin pumps and other consumables, and 100 bps from the warranty expense. The increase was partially offset by favorable currency impact on net sales for the three months ended January 23, 2026 and January 24, 2025.

The increase in cost of products sold as a percentage of net sales for the nine months ended January 23, 2026 was primarily driven by 390 bps increase from the asset write offs, 120 bps increase from product mix as a result of higher mix of CGMs, which have a lower gross profit margin relative to our insulin pumps and other consumables, and 60 bps from the warranty expense. The increase was partially offset by favorable currency impact on net sales in addition to changes in the Italian payback accruals impacting net sales for the nine months ended January 23, 2026 and January 24, 2025.
For additional information about the asset write-offs, refer to Note 4, “Restructuring”, in the condensed combined financial statements.
Research and Development Expense
Research and development costs include costs of research, engineering, and technical activities to develop a new product or service or make significant improvement to an existing product or manufacturing process. Research and development costs also include pre-approval regulatory and clinical trial expenses.
Research and development expense for the three months ended January 23, 2026 was $114 million as compared to $112 million for the three months ended January 24, 2025. The increase was not significant.
Research and development expense for the nine months ended January 23, 2026 was $349 million as compared to $329 million for the nine months ended January 24, 2025. The increase was primarily driven by an $11 million increase in personnel expenses to support product development efforts and $10 million of an acquisition of technology not yet approved by regulators.
Selling, General, and Administrative Expense
Selling, general, and administrative expense primarily consists of salaries and wages, benefits, other administrative costs, such as professional fees and marketing expenses, stock-based compensation, and restructuring associated expenses. Selling, general, and administrative expense also includes amortization expense related to our customer list and tradename intangible assets.
Selling, general, and administrative expense for the three months ended January 23, 2026 was $309 million as compared to $268 million for the three months ended January 24, 2025. The increase was primarily driven by $20 million in incremental commercialization activities to support Company sales growth, particularly Simplera Sync outside the United States, and increased marketing expenses in the U.S., and $9 million increase in provision for credit losses.
Selling, general, and administrative expense for the nine months ended January 23, 2026 was $884 million as compared to $804 million for the nine months ended January 24, 2025. The increase was primarily driven by $38 million for incremental commercialization activities to support Company sales growth, particularly Simplera Sync outside the United States, and increased marketing expenses in the U.S., $11 million increase for short-term and long-term incentives, and $8 million increase in provision for credit losses.
Restructuring Charges, Net
For the three and nine months ended January 23, 2026 and January 24, 2025, restructuring costs primarily related to employee termination benefits and facility consolidations to support cost reduction initiatives.
For additional information about our restructuring activities, refer to Note 4, “Restructuring”, to the condensed combined financial statements.
Certain Litigation Charges, Net
We classify specified certain litigation charges and gains related to significant legal matters as certain litigation charges, net in the condensed combined statements of operations. During the nine months ended January 23, 2026, the Company recorded $17 million of certain litigation charges in connection with the Diabetes Pump Retainer Ring litigation. For additional information, refer to Note 15, “Commitments and Contingencies,” in the condensed combined financial statements.
Other Operating Expense (Income), Net
Other operating expense (income), net primarily includes restructuring expense, currency remeasurement, and income from research and development funding arrangements.
Other operating expense (income), net was $45 million of expense for the three months ended January 23, 2026, as compared to $7 million of income for the three months ended January 24, 2025. The change was primarily driven by a $47 million increase in restructuring charges and $16 million of reduced proceeds from funded research and development due to the timing of certain product development spend. This is partially offset by a $6 million decrease in net foreign currency remeasurement.

Other operating expense (income), net was $53 million of expense for the nine months ended January 23, 2026 as compared to $12 million of income for the nine months ended January 24, 2025. The change was primarily driven by $45 million increase in restructuring charges, $35 million of reduced proceeds from funded research and development arrangements due to the timing of certain new product development spend, and partially offset by $7 million reduction in net foreign currency remeasurement.
For more information on our restructuring charges and research and development arrangements, refer to Note 4, “Restructuring Charges,” and Note 14, “Research and Development Funding Arrangements,” to the unaudited condensed combined financial statements.
Other Non-Operating (Income) Expense, Net
Other non-operating (income) expense, net primarily includes investment gains and losses. Other non-operating (income) expense, net was insignificant for both the three and nine months ended January 23, 2026 and January 24, 2025.
INCOME TAXES
Income tax provision includes current and deferred income tax expense related to federal, state, and international jurisdictions.
The income tax provision was $12 million and $35 million for the three and nine months ended January 23, 2026, respectively, as compared to $28 million and $31 million for the three and nine months ended January 24, 2025, respectively. The change in the effective tax rate and income tax provision primarily relates to year-over-year changes in operational results by jurisdiction and the impact of valuation allowances in certain jurisdictions.
On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions were effective for the Company beginning in fiscal year 2026. The impact of these provisions for the three and nine months ended January 23, 2026 were not significant, and the impacts of these provisions to fiscal year 2026 and beyond are not expected to be material.

NON-GAAP MEASURES

In addition to our financial results determined in accordance with U.S. GAAP, we present certain financial measures that facilitate management’s review of the operational performance of the Company and as a basis for strategic planning; however, such financial measures are not presented in our financial statements prepared in accordance with U.S. GAAP. These financial measures are considered “non-GAAP financial measures” and are intended to supplement, and should not be considered as superior to, financial measures presented in accordance with U.S. GAAP. These include Organic Revenue Growth, Adjusted Gross Profit, and Adjusted EBITDA. We believe that non-GAAP financial measures provide information useful to investors in understanding our underlying operational performance and trends and may facilitate comparisons with the performance of other companies in the medical technologies industry.
In addition to our financial results determined in accordance with U.S. GAAP, we believe the following non-GAAP measures are useful in evaluating our operating performance. We use the following non-GAAP financial measures to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP financial measures, when taken together with the corresponding U.S. GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations, or outlook.
In particular, we believe that the use of Organic Revenue Growth, Adjusted Gross Profit, and Adjusted EBITDA are helpful to our investors as they are metrics used by management to assess the health of our business and our operating performance. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. In evaluating the non-GAAP financial information presented, investors should be aware that in the future that the Company may incur expenses that are the same as or similar to some of the adjustments in such presentation and the Company’s presentation of non-GAAP information should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison.
A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with U.S. GAAP. Investors are encouraged to review the related U.S. GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable U.S. GAAP financial measures, and not to rely on any single financial measure to evaluate our business.

Organic Revenue Growth
Organic Revenue Growth measures our revenue growth trends excluding the impacts of foreign currency rate fluctuations and adjustments to the Company’s Italian payback accrual for certain prior years since 2015, which is further described in Note 15, “Commitments and Contingencies,” to the condensed combined financial statements. We use Organic Revenue Growth to assess our performance on a consistent basis by removing the impacts of foreign currency rate fluctuations and adjustments to the Italian payback accrual that we believe do not directly reflect our underlying operations.
The following table presents a reconciliation of U.S. GAAP net sales to Organic Revenue for the three months ended January 23, 2026, and January 24, 2025:

	Three Months Ended
	Reported net sales			Adjustments		Organic Revenue
(in millions)	January 23, 2026	January 24, 2025	Growth	January 23, 2026 (3)	January 24, 2025	January 23, 2026 (3)	January 24, 2025	Growth
U.S.(1)	$242	$231	4.7%	$—	$—	$242	$231	4.7%
International(2)	548	456	20.3%	44	—	504	456	10.5%
Total	$790	$687	15.0%	$44	$—	$746	$687	8.6%
(1) U.S. includes the United States and U.S. territories.
(2) International includes all other non-U.S. countries.
(3) The three months ended January 23, 2026 excludes the $44 million of revenue adjustments related to favorable currency impact on net sales. The currency impact to net sales measures the change in net sales between current and prior year periods using constant exchange rates.

The following table presents a reconciliation of U.S. GAAP net sales to Organic Revenue Growth for the nine months ended January 23, 2026 and January 24, 2025:

	Nine Months Ended
	Reported net sales			Adjustments		Organic Revenue
(in millions)	January 23, 2026	January 24, 2025	Growth	January 23, 2026 (3)	January 24, 2025 (4)	January 23, 2026 (3)	January 24, 2025 (4)	Growth
U.S.(1)	$679	$668	1.5%	$—	$—	$679	$668	1.5%
International(2)	1,586	1,323	19.9%	97	(20)	1,489	1,343	10.9%
Total	$2,265	$1,991	13.7%	$97	$(20)	$2,168	$2,012	7.8%
(1) U.S. includes the United States and U.S. territories.
(2) International includes all other non-U.S. countries.
(3) The nine months ended January 23, 2026 excludes $97 million of revenue adjustments, including $7 million reduction in the Italian payback accruals due to changes in estimates as a result of the Legislative Decree published by the Italian government on June 30, 2025 for years 2015 to 2018 and $90 million of favorable currency impact on the remaining net sales. The currency impact to net sales measures the change in net sales between current and prior year periods using constant exchange rates.
(4) The nine months ended January 24, 2025 excludes $20 million of revenue adjustments related to incremental Italian payback accruals as a result of the two July 22, 2024 rulings by the Constitutional Court of Italy for certain prior years since 2015.

Adjusted Gross Profit
Adjusted Gross Profit measures our gross profit excluding the impact of factors unrelated to overall operating performance. Management uses Adjusted Gross Profit to assess our overall performance on a consistent basis by removing the impact of certain items that we believe do not directly reflect our underlying operations. We calculate Adjusted Gross Profit as U.S. GAAP gross profit, adjusted for the amortization of intangible assets and certain other non-operational items.
The following table presents a reconciliation of U.S. GAAP gross profit to Adjusted Gross Profit for the three and nine months ended January 23, 2026 and January 24, 2025:

	Three Months Ended		Nine Months Ended
(in millions)	January 23, 2026	January 24, 2025	January 23, 2026	January 24, 2025
Gross profit	$362	$395	$1,200	$1,123
Adjustments:
Restructuring and associated costs (1)	89	—	89	—
Amortization of intangible assets	6	6	18	18
Other adjustments (2)	—	—	(7)	20
Costs to comply with medical device regulations (3)	—	—	—	1
Adjusted Gross Profit (Non-GAAP)	$457	$401	$1,300	$1,162
(1) Primarily relates to asset write-offs associated with the December 2025 plan to terminate a third-party manufacturing agreement.
(2) Reflects adjustments to the Company’s Italian payback accruals resulting from the two July 22, 2024 rulings by the Constitutional Court and the Legislative Decree published by the Italian government on June 30, 2025 for certain prior years since 2015.
(3) The charges represent incremental costs of complying with the new European Union medical device regulations for previously registered products and primarily include charges for contractors supporting the project and other direct third-party expenses. We consider these costs to be duplicative of previously incurred costs and/or one-time costs, which are limited to a specific time period.

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we use to assess our overall performance. Management uses Adjusted EBITDA for business planning purposes as this measure facilitates internal comparisons of our historical operating performance on a more consistent basis. We calculate Adjusted EBITDA as Net Loss before interest, taxes, depreciation, and amortization, further adjusted to remove the impact of certain other non-operational items.
The following table presents a reconciliation of U.S. GAAP net loss to Adjusted EBITDA for the three and nine months ended January 23, 2026 and January 24, 2025.

	Three Months Ended		Nine Months Ended
(in millions)	January 23, 2026	January 24, 2025	January 23, 2026	January 24, 2025
Net loss	$(111)	$(7)	$(132)	$(30)
Income tax provision	12	28	35	31
Depreciation and amortization	39	37	117	105
Adjustments:
Stock-based compensation	11	11	38	32
Restructuring and associated costs (1)	138	2	142	8
Certain litigation charges (2)	(6)	—	11	—
Transaction costs (3)	6	1	13	2
Other adjustments (4)	—	—	(7)	20
Losses on minority investments (5)	—	—	1	1
Costs to comply with medical device regulations (6)	—	—	—	1
Adjusted EBITDA	$89	$73	$218	$170
(1) The three and nine months ended January 23, 2026 primarily includes asset write-offs and contract termination costs associated with the December 2025 plan to terminate a third-party manufacturing agreement. Additionally, all periods presented include charges related to employee termination benefits and consulting expenses directly related to the restructuring efforts.
(2) The nine months ended January 23, 2026 primarily relate to the Diabetes Pump Retainer Ring litigation.
(3) These charges represent costs incurred associated with the Separation.
(4) Reflects adjustments to the Company’s Italian payback accruals resulting from the two July 22, 2024 rulings by the Constitutional Court and the Legislative Decree published by the Italian government on June 30, 2025 for certain prior years since 2015.
(5) We exclude unrealized and realized gains and losses on our minority investments as we do not believe that these components of income or expense have a direct correlation to our ongoing or future business operations.
(6) The charges represent incremental costs of complying with the new European Union medical device regulations for previously registered products and primarily include charges for contractors supporting the project and other direct third-party expenses. We consider these costs to be duplicative of previously incurred costs and/or one-time costs.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, investments in research and development, property, plant, and equipment, and other operating costs. As of January 23, 2026, we had $10 million in cash and cash equivalents.
Prior to the Separation, our working capital requirements, capital expenditures, and investment opportunities were funded primarily through Medtronic’s centralized cash management and funding programs. Following the Separation, we no longer participate in Medtronic’s cash management strategy, and instead operate with our standalone capital structure and sources of liquidity.
As part of the Separation, we used a portion of the net proceeds from the IPO to repay (or cause one or more of our subsidiaries to repay) intercompany indebtedness owed to Medtronic. After giving effect to the settlement of this intercompany debt and other transactions contemplated by the separation agreements, we retained approximately $309 million from the net proceeds of the IPO, plus cash on hand at the completion of the offering.
In connection with the Separation, we also entered into a five‑year senior secured revolving credit facility providing for aggregate commitments of $500 million, available in U.S. dollars and certain approved alternative currencies. Borrowings under the revolving credit facility became available upon completion of the IPO and were undrawn at closing. For further information, see Note 9, “Debt,” in the condensed combined financial statements.
Following the Separation, our primary sources of liquidity consist of cash on hand, net proceeds from the IPO, cash generated from operations, and borrowings available under the revolving credit facility, as well as our ability to obtain additional debt financing or issue additional equity or equity‑linked securities, if necessary. We believe that these sources of liquidity, taken as a whole, will be sufficient to meet our anticipated cash requirements and obligations for at least the next 12 months. For additional information regarding the net proceeds of the IPO, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” herein and the “Description of Certain Indebtedness” in our IPO Prospectus.
Summary of Cash Flows for the nine months ended January 23, 2026 and January 24, 2025
The following is a summary of cash (used in) provided by operating, investing, and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	Nine Months Ended
(in millions)	January 23, 2026	January 24, 2025
Cash (used in) provided by:
Operating activities	$(27)	$57
Investing activities	(177)	(136)
Financing activities	204	35
Net change in cash and cash equivalents	$—	$(44)
Operating Activities
The $84 million increase in net cash used in operating activities was primarily driven by an increase in certain litigation payments and cash paid to vendors partially offset by an increase in cash collected from customers due to an increase in sales.
Investing Activities
The $41 million increase in net cash used in investing activities was primarily due to an increase in net additions to property, plant, and equipment of $31 million.
Financing Activities
There was a $170 million increase in net cash provided by financing activities. The financing activities cash flows primarily reflect transfers from the Parent of $204 million for the nine months ended January 23, 2026 and $37 million for the nine months ended January 24, 2025. These transfers are utilized by the Company for general operating and investing activities. For further details on the transfers from the Parent, refer to Note 1, “Description of the Business and Basis of Presentation,” to the condensed combined financial statements.

Contractual Obligations and Cash Requirements
Leases
We have entered into various operating leases for certain office, manufacturing, and research facilities and warehouses, as well as transportation and other equipment. For a description of our contractual obligations related to leases, refer to Note 12, “Leases,” to the condensed combined financial statements.
Research and Development Arrangements
The development of certain diabetes products, including MiniMed Flex, has been funded in part through research and development funding arrangements with affiliates of Blackstone Life Sciences Advisors LLC (“Blackstone”) Under these arrangements, following U.S. regulatory approval and commercial launch, we may be required to make future payments to Blackstone. On March 18, 2026, the FDA cleared MiniMed Flex. During the first two years following U.S. regulatory approval and commercial launch, Blackstone is entitled to receive the greater of (i) a mid‑to‑high single‑digit royalty percentage of applicable net sales or (ii) a minimum payment of $157 million. As a result, we expect to recognize a one‑time charge of $157 million in the fourth quarter of fiscal year 2026 related to these future payment obligations. The related cash payments are expected to represent a material liquidity requirement during the initial commercialization period and will be funded from available liquidity resources.
Critical Accounting Estimates
We have used various accounting policies to prepare the condensed combined financial statements in accordance with U.S. GAAP. Our significant accounting policies are disclosed in Note 1, “Summary of Significant Accounting Policies,” to the audited combined financial statements ended April 25, 2025, in the IPO Prospectus. There were no material changes during the three and nine months ended January 23, 2026 to the items disclosed as critical accounting estimates in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our IPO Prospectus.
The preparation of the condensed combined financial statements, in conformity with U.S. GAAP, requires us to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates reflect our best judgment about economic and market conditions and the potential effects on the valuation and/or carrying value of assets and liabilities based upon relevant information available. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
Our critical accounting estimates are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the IPO Prospectus, and there have been no material changes to our critical accounting estimates compared to those filed in the IPO Prospectus.
Valuation of Goodwill
Goodwill attributed to the Company represents the historical goodwill balances in Medtronic’s Diabetes business arising from acquisitions specific to the Company. Goodwill is the excess of the purchase price over the estimated fair value of identified net assets of acquired businesses. Determining the fair value requires us to make significant estimates. These estimates include the amount and timing of projected future cash flows of each project or technology, the discount rate used to discount those cash flows to present value, and the assessment of the asset’s life cycle. The estimates could be impacted by legal, technical, regulatory, economic, and competitive risks.

We have one goodwill reporting unit. We assess the impairment of goodwill at the reporting unit level annually as of the first day of the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. After completing the annual goodwill impairment test in the third quarter, we concluded that goodwill was not impaired. The goodwill impairment test requires us to make several estimates related to projected future cash flows to determine the fair value of the goodwill reporting unit. We estimated the fair value of the reporting unit using the income and the market approaches, weighted 50% each. Fair value under the income approach was determined by discounting to present value the estimated future cash flows of the reporting unit. Fair value under the market approach utilized revenue multiples using comparable public company information, which uses valuation indicators determined from other businesses that are similar to our reporting unit. We use estimates that are consistent with the highest and best use of the assets based on a market participant’s view of the assets being evaluated.
The most critical assumptions used in the calculation of the fair value of each reporting unit are the projected revenue, projected future cash flows, and discount rate. Our forecast of future cash flows is based on estimates of projected revenue, based primarily on pricing, raw material costs, market share, industry outlook, general economic conditions and strategic actions to improve our earnings. The fair value of the reporting unit’s goodwill is sensitive to differences between estimated and actual cash flows, including changes in the projected revenue and discount rate used to evaluate the fair value of the reporting unit.
Subsequent to our IPO, our stock price experienced a decline. There is a risk of future impairment charges if there is a decline in the fair value of the Company, actual financial results are lower than forecasts, an adverse change in valuation assumptions, or other macroeconomic factors continue to exist. If future goodwill impairment charges occur, they could have a material adverse effect on the Company’s financial condition and results of operations.
Refer to Note 7, “Goodwill and Other Intangible Assets,” to the condensed combined financial statements for further information.
New Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 2, “New Accounting Pronouncements,” to the condensed combined financial statements.
Other Information
Our website is www.minimed.com. Information contained on our website is not part of this report. Information that we furnish to or file with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to, or exhibits included in, these reports are made available for download, free of charge, through our website as soon as reasonably practicable. Our SEC filings, including exhibits filed therewith, are also available directly on the SEC’s website at www.sec.gov.
We may use our website as a distribution channel of material MiniMed information. Financial and other important information regarding MiniMed is routinely posted on and accessible through our website at https://investors.minimed.com. Accordingly, investors should monitor this channel, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website are not, however, a part of this report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will,” and similar words or expressions are used to identify these forward-looking statements. These statements include, among other things, MiniMed Group, Inc.’s (“MiniMed’s” or the “Company’s”) statements about:
•our ability to drive long-term stockholder value;
•development and future launches of products and continued or future acceptance of products, therapies, and services in our segments;
•expected timing for completion of research studies relating to our products;
•integration of new technologies, including AI and data analytics, into our products, therapies, and services;
•market positioning and performance of our products, including stabilization of certain product markets;
•divestitures and the potential benefits thereof;
•the costs and benefits of integrating previous acquisitions;
•anticipated timing for U.S. FDA and non-U.S. regulatory approval or clearance of new products;
•increased presence in new markets, including markets outside the United States;
•changes in the market and our market share;
•our ability to meet growing demand for our existing products; acquisitions and investment initiatives, including the timing of regulatory approvals as well as integration of acquired companies into our operations;
•the resolution of tax matters;
•our approach towards cost containment;
•our expectations regarding healthcare costs, including potential changes to reimbursement policies and pricing pressures;
•our expectations regarding changes to patient standards of care;
•our ability to identify and maintain successful business partnerships;
•the elimination of certain positions or costs related to restructuring initiatives;
•outcomes in our litigation matters and governmental proceedings and investigations;
•general economic conditions;
•the adequacy of available working capital and our working capital needs;
•our payment of dividends and redemption of shares;
•the continued strength of our balance sheet and liquidity;
•our accounts receivable exposure;
•our human capital management with respect to our global workforce;
•the management of environmental, health, and safety (“EHS”) and sustainability matters; and
•the potential impact of our compliance with governmental laws and regulations and accounting guidance.

The Company cautions investors that such statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond the Company’s control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements.
Some of the factors that could cause actual results to differ include, but are not limited to, the following:
Business and Operational Risks
•We operate in a highly competitive industry and we may be unable to compete effectively. Our success depends on our ability to differentiate our products and keep pace with emerging technologies.
•Competing products, therapeutic techniques, or other technological developments and breakthroughs for the monitoring, treatment, or prevention of diabetes may render our products obsolete or less desirable.
•We have experienced, and may continue to experience, pricing pressure for our products.

•We have in the past experienced, and may in the future experience, challenges or delays in the development and manufacturing of new products.
•We have experienced, and may continue to experience, a reduction or an interruption in supply or other manufacturing difficulties, including in connection with our Simplera CGMs and certain other products.
•We are subject to additional risks associated with our reliance on sole suppliers.
•Our products may not achieve or maintain market acceptance.
•We may fail to expand or maintain an effective sales force, predict and adapt to changes in markets, or develop and maintain relationships with healthcare providers (“HCPs”) or intermediaries to market and sell our products.
•Interim, “top-line,” and preliminary data from clinical trials that we announce or publish may change as more patient data become available or as a result of audit and verification procedures.
•Future market or clinical studies may be unfavorable to our products and their efficacy.
•We are subject to a variety of risks associated with global operations.
•We are subject to risks relating to coverage or reimbursement for our products.
•We undertake research and development efforts, make investments, and enter into arrangements with third parties that may not successfully develop viable products or generate future revenues.
•We may fail to integrate any acquired businesses into our operations successfully or may experience challenges related to our strategic initiatives, including divestitures and third-party funding arrangements.

Legal and Regulatory Risks
•We are subject to extensive, complex, and changing laws and governmental regulations, including U.S. and international tax laws and the Foreign Corrupt Practices Act (the “U.S. FCPA”) and similar international anti-corruption laws.
•We have been, and may in the future become, subject to, or involved in, adverse regulatory action, litigation, and arbitration, including those stemming from third-party conduct beyond our control.
•We have been and are subject to risks relating to quality problems and improper promotion of our products.
•We are substantially dependent on patent and other proprietary rights, and failing to protect such rights may negatively impact our ability to sell current or future products.
•We rely on the proper function, security, and availability of our information technology systems and data to operate our business and comply with privacy and data protection regulations.
•We are subject to EHS laws and regulations that may increase costs, impact or limit business plans, or expose us to environmental liabilities, violations, and litigation.

Risks Related to the Separation and Divestment
•We have a limited history of operating as a standalone public company and will incur incremental costs as a result.
•We may not achieve some or all of the expected benefits of the Separation (as defined in Note 1, “Description of the Business and Basis of Presentation,” to the condensed combined financial statements), the Separation could adversely affect our business, and we may have difficulty separating our assets or operations from Medtronic plc (“Medtronic”).
•Our rebranding strategy in connection with the Separation will involve substantial costs and may not produce the intended benefits.
•We will incur significant charges in connection with the Separation.
•We may face restrictions on our business, potential tax and indemnification liabilities, and substantial charges in connection with the Separation, the Divestment (as defined in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations), and related transactions.
•We may face difficulty and incur incremental costs related to the hiring and retention of an appropriately qualified employee workforce.

Risks Related to Our Relationship with Medtronic
•We will be a “controlled company” as defined under the corporate governance rules of Nasdaq Stock Market LLC.
•Medtronic will continue to control the direction of our business, and the distribution of Medtronic’s remaining equity interest in us may not occur, or Medtronic may privately sell a sufficiently large equity interest in us to a third party that could result in a change of control of us.
•Medtronic may fail to perform under various transaction agreements that will be executed as part of the Separation, or we may fail to have replacement systems and services in place when certain of the transaction agreements expire.
•Certain of our executive officers and directors may have actual or potential conflicts of interest.
•We may have reached better terms from unaffiliated third parties than the terms we will receive in our agreements with Medtronic.
The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update forward-looking statements. For a more detailed discussion of these factors, see the “Risk Factors” and “Business—Government Regulation and Product Approval Process” sections and elsewhere in our IPO Prospectus.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Currency Exchange Rate Risk
Our operations are primarily located in the U.S., but we operate in approximately 80 countries globally. A significant portion of our sales are from EMEA, where fluctuations in the rate of exchange between the U.S. dollar and the local currency could adversely affect our financial results, including income and losses as well as assets and liabilities. During the three and nine months ended January 23, 2026, the Company’s net sales in international markets were approximately 69% and 70%, respectively, of the total Company net sales, as compared to 66% for both the three and nine months ended January 24, 2025.
Due to the global nature of our operations, we are exposed to currency exchange rate changes, which may cause fluctuations in earnings and cash flows. For example, a 10% strengthening or weakening of the major non-U.S. currencies against the U.S. dollar in the three and nine months ended January 23, 2026 would have resulted in an increase/decrease to net sales by approximately $55 million and $160 million, respectively, as compared to $45 million and $130 million for the three and nine months ended January 24, 2025, respectively.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, subject to a variety of litigation and other legal and regulatory proceedings and claims incidental to our business, including the matters described in Note 15, “Commitments and Contingencies,” to the condensed combined financial statements which are incorporated in this “Legal Proceedings” section by reference.
Item 1A. Risk Factors.
There have been no material changes to our risk factors presented in our IPO Prospectus under the section titled “Risk Factors,” which is incorporated by reference herein. For further discussion of our risk factors, refer to the section titled “Risk Factors” in the IPO Prospectus. Any of these factors could have a material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us, or that we currently deem immaterial may also impair our business or results of operations. References to past events are provided by way of example only and they or the lack of reference to any past event or example are not intended to be a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A) Recent Sales of Unregistered Securities
None.
B) Use of Proceeds from our Initial Public Offering of Common Stock
On March 5, 2026, our registration statement on Form S‑1 (File No. 333-292284) filed with the SEC relating to our IPO was declared effective by the SEC. The offering of 28,000,000 shares of our common stock at an initial public offering price of $20.00 per share commenced on March 5, 2026 and on March 9, 2026 we completed our IPO. Goldman Sachs & Co. LLC, BofA Securities, Inc., Citigroup Global Markets Inc. and Morgan Stanley & Co. LLC acted as the active bookrunners for the offering. Barclays Capital Inc., Deutsche Bank Securities Inc., Mizuho Securities USA LLC, Wells Fargo Securities, LLC, Evercore Group L.L.C. and Piper Sandler & Co. also acted as joint book running managers and BTIG, LLC and William Blair & Company, L.L.C. acted as co-managers. Following the sale of all 28,000,000 shares upon the closing of the IPO and the expiration of the over-allotment option with respect to up to an additional 4,200,000 shares, the offering terminated.
The aggregate offering price of the common stock registered and sold under the registration statement was approximately $560 million. Net proceeds were approximately $538 million, after deducting underwriting discounts and commissions of approximately $22 million. We (i) retained $309 million of the net proceeds from the IPO such that, as of March 9, 2026, we had approximately $350 million of cash on hand, and (ii) used the excess of the net proceeds from the IPO over $309 million to repay (or cause one or more of the our subsidiaries to repay) intercompany debt owed to Medtronic under a note. As a result of the IPO, Medtronic currently owns approximately 90.03% of the outstanding shares of our common stock.
There has been no material change in the planned use of the net proceeds from the offering as described in the section titled “Use of Proceeds” in the IPO Prospectus.
C) Issuer Purchases of Equity Securities
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the third quarter covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
EXHIBIT INDEX

		Incorporated by Reference				Provided Herewith
Exhibit No.	Description	Form	File No.	Date of First Filing	Exhibit No.
3.1	Second Amended and Restated Certificate of Incorporation of MiniMed Group, Inc.	8-K	001-43183	March 9, 2026	3.1
3.2	Amended and Restated Bylaws of MiniMed Group, Inc.	8-K	001-43183	March 9, 2026	3.2
10.1#	Credit Agreement, dated as of January 15, 2026, by and among Kangaroo US HoldCo 2, Inc., the lenders party thereto, and Citibank N.A. as administrative agent and collateral agent	S-1	333-292284	January 23,2026	10.13
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.SCH	Inline XBRL Schema Document.					X
101.CAL	Inline XBRL Calculation Linkbase Document.					X
101.DEF	Inline XBRL Definition Linkbase Document.					X
101.LAB	Inline XBRL Label Linkbase Document.					X
101.PRE	Inline XBRL Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X
# Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 17, 2026	MiniMed Group, Inc.
/s/ Chad Spooner
Name: Chad Spooner
Title: Executive Vice President, Chief Financial Officer
(Principal Financial Officer)