Form 10-K
period 2026-04-24
MiniMed Group, Inc.
filed 2026-06-29
CIK 2062583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 24, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from __________ to __________
Commission File Number 001-43183

MiniMed Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-3985981
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
18000 Devonshire St., Northridge, CA 91325
(Address of principal executive offices) (Zip Code)
(763) 514-4000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	MMED	The Nasdaq Stock Market LLC
Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 1(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 24, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, there was no public market for the registrant’s common equity. The registrant’s common stock began trading on The Nasdaq Stock Market LLC on March 6, 2026.
As of June 19, 2026, there were 280,842,845 shares of the registrant’s common stock, par value $0.01, issued and outstanding.

Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2026 Annual General Meeting to be filed with the Securities Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III hereof.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will,” and similar words or expressions are used to identify these forward-looking statements. These statements include, among other things, MiniMed Group, Inc.’s (“MiniMed’s” or the “Company’s”) statements about:
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
For a list of certain factors that could cause actual results to differ, refer to “Summary of Risk Factors” in this Annual Report.
Summary of Risk Factors
Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, as well as other risks that we face, can be found below, under the heading “Risk Factors” in Part I, Item 1A of this Annual Report, and should be carefully considered, together with other information in this Annual Report, before making investment decisions regarding our securities.

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
•We have experienced, and may continue to experience, pricing pressure for certain products.
•We have in the past experienced, and may in the future experience challenges or delays in the development and manufacturing of new products.
•We have experienced, and may continue to experience, a reduction or an interruption in supply or other manufacturing difficulties, including in connection with our Simplera continuous glucose monitor (“CGM”) and certain other products.
•We are subject to additional risks associated with our reliance on sole suppliers.
•Our products may not achieve or maintain market acceptance.
•We may fail to expand and maintain an effective sales force, predict and adapt to changes in markets, or develop and maintain relationships with HCPs or intermediaries to market and sell our products.
•Interim, “top-line,” and preliminary data from clinical trials that we announce or publish may change as more patient data become available and are subject to audit and verification procedures.
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
•We have been, and may in the future become, subject to, or involved in, litigation, arbitration, and government proceedings or investigations, including those stemming from third-party conduct beyond our control.
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
•We are subject to EHS laws and regulations and the risk of environmental liabilities, violations, and litigation.
Risks Related to the Separation and Divestment
•We have a limited history of operating as a standalone public company and will incur incremental costs as a result.
•We may not achieve some or all of the expected benefits of the Separation, the Divestment, and related transactions, and we may have difficulty acquiring or integrating new assets from Medtronic.

•Our rebranding strategy in connection with the Separation involves substantial costs and may not produce the intended benefits.
•We have incurred, and will continue to incur, significant charges in connection with the Separation and the Divestment.
•We may face restrictions on our business, potential tax and indemnification liabilities, and substantial charges in connection with the Separation, the Divestment, and related transactions.
•We may face difficulty and incur incremental costs related to the hiring and retention of an appropriately qualified employee workforce.
Risks Related to Our Relationship with Medtronic
•We are a “controlled company” as defined under the corporate governance rules of Nasdaq.
•Medtronic controls the direction of our business, and the distribution of Medtronic’s remaining equity interest in us may not occur, or Medtronic may privately sell a sufficiently large equity interest in us to a third party that could result in a change of control of us.
•Medtronic may fail to perform under various transaction agreements entered into in connection with the Separation, or we may fail to have necessary infrastructure, systems and services in place when certain of the transaction agreements expire.
•Certain of our executive officers and directors may have actual or potential conflicts of interest.
•We may have received better terms from unaffiliated third parties than the terms we received in our agreements with Medtronic.
Risks Related to Our Common Stock
•An active trading market for our common stock may not develop or be sustained.
•The price of our common stock may fluctuate substantially.
•Future distributions or sales by Medtronic or other holders of shares of our common stock, or the perception that such distributions or sales may occur, including following the expiration of applicable lock-up periods, could cause our common stock’s price to decline.
•We do not expect to pay dividends on our common stock for the foreseeable future.
As noted above, any of the foregoing risks could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

PART I
Item 1. Business
References within this Annual Report to “MiniMed,” “we,” “our,” “us,” “management,” or the “Company” refer to MiniMed Group, Inc., (“MiniMed”) together with its wholly-owned subsidiaries.
Overview
We are a scaled global medical technology company that develops, manufactures, and markets a comprehensive suite of solutions for the management of diabetes. Since our founding more than 40 years ago, we have pioneered groundbreaking innovation and served the needs of our customers across the globe in service of our mission to make every day a better day for people with diabetes.
We were the first player in the market to commercialize all parts of an integrated diabetes management system. This allows us to provide a five-star customer experience: an easier and consistent user experience, seamless integration, privacy and security, optimized performance and reliability, and our pioneering and industry-leading dosing algorithm, based on TIR outcomes in real-world data. This differentiated value proposition is designed to solve two key problems for PWD. First, we believe our products deliver superior health outcomes, when measured against EASD and ADA guidelines, by effectively and measurably improving glycemic control compared to other available treatment options and competing products. By enhancing glycemic control, our products can help reduce long-term complications of diabetes, improve longevity and quality of life, and reduce associated costs to health systems. Second, our customer experience reduces or substantially eliminates the burden of diabetes management for users, their families, their caregivers, and their HCPs.
Diabetes is a chronic, life-threatening disease that affects the body’s production of and response to insulin, a hormone produced by the pancreas that is critical to the metabolism of glucose. It is a global epidemic, with 589 million PWD globally, according to the 2025 IDF World Atlas. The disease has no known cure and brings with it significant short and long-term health impacts, including risk of serious comorbidities. Managing diabetes is a 24/7 challenge that greatly impacts the overall quality of life of the person with diabetes as well as his or her family. People with T1D as well as those with T2D who require background (basal) and mealtime (bolus) insulin must self-administer insulin multiple times per day and continuously monitor their blood glucose levels to inform their insulin dosing.
We serve PWD who require intensive insulin therapy, which represents all people with T1D and a subset of those with T2D. We address this market by offering various diabetes technologies, including insulin delivery devices (primarily insulin pumps and pens), CGMs, other consumables, supplies, and related software and services. In total, we estimate the current market for our diabetes technologies and other offerings to be over $19 billion, based on the twelve months ended February 2026 revenue from public filings of leading diabetes device manufacturers as identified by Seagrove Partners. We currently utilize a dual-channel approach in the United States where we distribute the majority of our products through the DME channel and only a small percentage of our products through the pharmacy channel, whereas our market estimate includes companies that have broad coverage in the pharmacy channel. Our market is expected to grow at a compound annual growth rate above 10% from 2026 through at least 2030, according to Seagrove Partners’ March 2026 market model, driven by the adoption of advanced diabetes management technologies, like ours, which are currently underpenetrated in the market. The primary medical specialists who use and/or prescribe our products are endocrinologists, diabetologists, nurse practitioners, physician assistants, and PCPs.
Our platform of simple and clinically effective solutions for PWD requiring insulin therapy includes:
•Automated Insulin Delivery (AID) Systems: Integrated solutions for glucose sensing and automated insulin dosing and administration, delivering superior glycemic control. Our system is composed of an insulin pump that administers insulin, consumable insulin infusion sets and reservoirs, a CGM sensor that measures blood glucose levels, and a Smart Dosing algorithm that is designed to mimic how a healthy pancreas works. In our AID system, real-time CGM readings inform our Smart Dosing algorithm, which provides automatic adjustments and corrections to insulin pump dosing every five minutes based on target blood glucose settings and Meal Detection technology. This algorithm automatically informs insulin administration and wraparound applications, software, and services for users, caregivers, and HCPs, allowing users and caregivers to track and control their treatment through compatible smartphone applications. Our AID systems include our second-generation MiniMed 780G system, as well as our older MiniMed 770G, MiniMed 740G, MiniMed 720G, and MiniMed 630G systems.
•Smart Multiple Daily Injection (MDI) System: For those who prefer to self-administer insulin by manual injections or seek freedom from on-body devices, Smart MDI systems offer an integrated solution for sensing, dosing, and administration. Our Smart MDI system, called the MiniMed Go system, includes InPen (our Smart Insulin Pen for insulin administration), a CGM sensor that measures blood glucose levels, and wraparound applications and services. Our Bluetooth-enabled smart insulin pens connect with our Smart Dosing software and intuitive mobile app, which can track and personalize insulin dosing suggestions based on CGM sensor readings, including suggestions for mealtime and correction doses.

We are the first company to commercialize all the constituent parts of these advanced solutions for diabetes therapy. We believe that other players in our market specialize in CGM sensors or insulin pumps and dosing algorithms, and therefore need to establish strategic partnerships and share data in order to offer Smart Dosing solutions. We believe that our presence in all parts of the Smart Dosing ecosystem is a significant advantage over our competitors because it can result in a more effective user experience, relieving some of the burdens of existing diabetes technology. Additionally, our data advantage in having both CGM and insulin data allows us to be more effective in developing high-quality products that drive better clinical outcomes, especially in the iterative, data-rich development of insulin dosing algorithms.
Our products deliver differentiated clinical efficacy and customer satisfaction. We believe our solutions have demonstrated superiority over the current standard of care of administering insulin through MDI manually with only standalone blood glucose monitoring or CGM sensor. An analysis of real-world evidence from a global dataset of approximately 400,000 users demonstrated that 80% of MiniMed 780G real-world optimized settings (“ROS”) users (16% of all users were ROS users), and 61% of all MiniMed 780G users, achieved greater than 70% time in range (“TIR”). In a randomized controlled study, MiniMed 780G showed a clinically significant 1.4% absolute improvement in A1C as compared to the current standard of care as described above.
A 2025 meta-analysis of competing system real world evidence and a 2026 meta-analysis of competing system published RCTs showed that our MiniMed 780G systems outperformed against other competing products on TIR. We believe meta-analyses and comparisons of published real-world data are robust and valid ways to compare the glycemic outcomes of our devices with those of third-party devices. Peer-reviewed meta-analyses with broad acceptance criteria and analyses like random-effects frequentist network meta-analyses provide results with confidence intervals and offer robust statistical conclusions supporting comparison of devices using available clinical trial data. Further, large bodies of real-world evidence offer a strong means of mitigating these biases and normalizing many of the specific clinical and demographic variables that exist in the real-world use of AID systems.
While meta-analysis can provide valuable insights by aggregating data from multiple studies, this approach has inherent limitations. The methodology relies on indirect comparisons, which may introduce biases due to variations in study design, populations, and analytical approaches. Without direct comparative trials, differences in outcomes between interventions may not be adequately assessed, leading to potential uncertainties in the interpretation of results. Accordingly, investors should exercise caution when considering findings derived from meta-analysis as conclusive evidence.
Direct head-to-head clinical studies have not been conducted comparing modern AID systems at this time. Additionally, individual device clinical studies often offer small sample sizes with potential for investigator selection bias, volunteer bias on the part of the participant, and attention bias given the close follow-up during the trial. These biases, which are inherent in industry-sponsored trials, may result in a best-case scenario or non-representative outcome.
We believe our clinical performance is driven by our advanced SmartGuard dosing algorithms, which safely and automatically adjust insulin pump dosing every five minutes. We now offer multiple CGM sensor options — including Simplera Sync, Instinct, and GuardianTM sensors — compatible with our AID system, with clinical studies demonstrating clinically equivalent glycemic outcomes across sensors, underscoring the consistent performance of our algorithm-driven system. An international group of experts in diabetes technology convened prior to the 2025 ATTD Congress and recommended establishing a tighter glycemic goal referred to as time in tight range (TITR). The goal for the percent of time that PWD should be in that range was targeted to be >55%. The reason that there is a movement to tighten the recommendation is that 70-140 mg/dL range is close to “normal,” i.e., where glucose for people without diabetes resides 96% of the time. As of fiscal year 2025, which ended April 25, 2025, the MiniMed 780G is the only system on the market with published data on TITR showing >55% in children and adult ROS users (5.4% of children and 5.3% of adult users were ROS users), and TITR showing >48% in all children and all adults. Because it is a new guideline, TITR has not been consistently reported or addressed in studies assessing the performance of competing systems and therapies. Therefore, we have concluded that the MiniMed 780G is the only system on the market with published data on TITR showing >55% in children and adults using the recommended settings when excluding analyses of highest-performing quartiles of users.
In terms of user experience, the MiniMed 780G has maintained the number one pump satisfaction in the United States since Q2 2024, according to pump satisfaction survey results from dQ&A’s Q4 2025 U.S. Diabetes Patient Voice report. Our leading clinical and user performance has earned our status as a recognized and trusted brand in the diabetes space.
We continue to build on this position by developing innovative diabetes technologies that improve treatment and relieve burdens for PWD. Our global research and development function is focused on a number of priorities. We continue to execute on launches of our second-generation AID systems, beginning with the EU launch of our Simplera Sync CGM sensor in 2024. In the United States, we launched Simplera Sync in September 2025 and Instinct CGM sensor, made by Abbott Diabetes Care, Inc. (“Abbott”), in December 2025. We received CE Mark for the MiniMed 780G system with Instinct in February 2026 and plan to launch in the summer of 2026.

Our third-generation AID systems are designed to utilize each of these sensors. They include our smaller MiniMed Flex insulin pump, which received FDA clearance in March 2026 and launched in the U.S. in June 2026. We submitted MiniMed Flex for CE Mark approval in the fourth quarter of fiscal year 2026. They also include our MiniMed Fit patch pump with extended wear, which we aim to submit for U.S. FDA approval by fall of calendar year 2026, with CE Mark submission thereafter. Bringing together these important hardware improvements is our next-generation Vivera dosing algorithm, which is currently in pivotal trials and is designed to dramatically reduce user intervention for meal bolusing. With these innovations, we believe we are poised to extend our category leadership, driving toward a future where diabetes management can be “hands free” with simple, highly effective insulin dosing technology that safely and reliably delivers appropriate insulin doses and achieves glycemic targets for most users.
We operate a scaled global commercial and manufacturing organization with our corporate headquarters in Northridge, California. We are led by a world-class senior management team and global employee base with a reputation for innovation and culture of accountability. Our commercial organization maintains relationships with thousands of prescribing HCPs globally, while coordinating our sales process from demand generation and marketing through fulfillment and renewals in the markets where we operate. Our AI-enabled sales force is powered by software such as our proprietary MiniMed IQ, which provides real-time physician landscape insights nationwide and optimizes our account targeting strategy, and third-party tools, which optimize our lead generation strategies and enhance our sales forecasting with predictive analytics. We operate two main manufacturing facilities in California and Puerto Rico, which serve as the backbone of our global operations, covering our manufacturing, distribution, and sourcing functions. We have built up a large base of intellectual property, with over 2,000 patents and patent applications across our markets as of May 2026.
In fiscal year 2026 and in fiscal year 2025, we generated $3.1 billion and $2.7 billion in revenue, respectively, of which approximately 82% and 80% came from sales of CGMs, other consumables, software, and services. We believe we are unmatched in our global presence among our key competitors, with outside the U.S. (“OUS”) revenue representing approximately 70% and 67% of our total revenue in fiscal year 2026 and in fiscal year 2025, respectively. We are a global leader in insulin pumps by users according to Seagrove Partners’ March 2026 GlobeVIEW Scoreboard, servicing pump users in over 80 countries as of April 2026. In fiscal year 2026, we recorded a net loss of $317 million and Adjusted EBITDA of $202 million. In fiscal year 2025, we recorded a net loss of $198 million and Adjusted EBITDA of $253 million. Our net loss represented 10% of our revenue and our Adjusted EBITDA represented 6% of our revenue during fiscal year 2026. Our net loss represented 7% of our revenue and our Adjusted EBITDA represented 9% of our revenue during fiscal year 2025. We aim to achieve profitable growth with our strategy. For additional information about these non-GAAP measures, including a reconciliation of each of these non-GAAP measures to its most directly comparable financial measure calculated in accordance with U.S. GAAP, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures.”
Our History
For over four decades, we have shaped the evolution of diabetes management, turning bold ideas into life-changing innovations. From the first insulin pumps to today’s AID systems, we have consistently led the way, transforming the lives of patients living with diabetes. Our mission-focused team continues to build on this rich heritage as we develop the next generation of diabetes technology.
Pioneering the First Portable Insulin Pumps (1980s)
In the early 1980s, diabetes management was a daily struggle of multiple daily injections, unpredictable blood sugar levels, and constant vigilance. This was when Alfred E. Mann, a medical device pioneer and biotech entrepreneur, founded MiniMed with the introduction of the MiniMed 502 insulin pump. MiniMed’s early insulin pumps offered continuous subcutaneous insulin infusion (CSII), enabling improved blood sugar control. These pumps were smaller and more wearable compared to earlier, bulky designs. These early developments provided patients with an additional category of therapy options, enabling more freedom and flexibility in diabetes management. These pumps would lay the foundation for decades of new technology generations, through today’s more sophisticated AID systems.
Advancing Insulin Delivery with Smarter Technology (1990s)
In the years that followed, MiniMed introduced a redesigned pump model that was more accurate and programmable, allowing users to adjust basal (background) and bolus (mealtime) insulin. The MiniMed 507 and 508 pumps were among the most advanced of their time, featuring customizable dosing and safety alarms. These new pump models delivered clinical improvements for users, including reduced hypoglycemia (low blood sugar) and improved long-term glucose control.

Introducing Continuous Glucose Monitoring (CGM) (Late 1990s – Early 2000s)
MiniMed launched the first CGM system in 1999. This was a breakthrough in diabetes care, helping patients understand how food, activity, and insulin affected their blood sugar, and helping HCPs determine appropriate therapy recommendations. Today, CGM has become a standard tool in diabetes management, reducing the risk of severe high and low glycemic episodes. On the back of this landmark innovation, Medtronic acquired MiniMed Inc. in 2001.
Sensor-Augmented Pumps (Early 2000s – 2016)
As a part of Medtronic, we have continued to develop groundbreaking technologies toward a long-term vision of full automation for people to manage their diabetes. As HCPs and their patients became more comfortable with CGM technology, we developed sensor-augmented pumps. In 2006, the MiniMed Paradigm REAL-time System became the first U.S. FDA-approved integrated diabetes management system, which allowed users to connect their CGM to their pump to deliver data live. Our pump systems during this period continued to introduce improvements in connectivity and automated capabilities, such as the MiniMed Veo launched in 2009, which was the world’s first pump with low glucose insulin delivery suspension capability—a foundational innovation in pump safety. In 2012, we introduced the mySentry, the first remote glucose monitor, allowing a parent or caregiver to monitor a patient’s system from another room. These sensor-augmented pumps each represented a major step towards the development of eventual AID systems for PWD.
The Dream of the Artificial Pancreas (2016 – Present)
In 2016, our landmark innovation of the MiniMed 670G system introduced the world’s first commercially available hybrid closed-loop system for T1D that automatically adjusts insulin dosing in real-time based on CGM readings and our sophisticated SmartGuard dosing algorithm. Combined with our SmartGuard dosing algorithm and Guardian CGM sensor, this introduction was our first-generation AID system. During this period, we also continued to introduce improvements across our broader solution ecosystem, including our CareLink therapy management software solutions, infusion sets and reservoirs, and Smart MDI system with InPen.
Today, we have fully commercialized our second-generation advanced hybrid closed-loop system, the MiniMed 780G, our most advanced insulin pump system. Combined with the next-generation Simplera Sync and Instinct CGM sensors, we believe our system represents the closest technology available to an artificial pancreas, adjusting insulin automatically with limited manual intervention to make diabetes management easier, safer, and more effective.
As our technology has progressed, we have been able to deliver superior outcomes for PWD while decreasing the burden of disease management. Our systems have become increasingly automated, requiring less manual interaction by the user. The exhibit below demonstrates that users are able to achieve significantly improved TIR, corresponding to meaningful improvements in health outcomes.

MiniMed is Pushing the Boundary
of What's Possible

Percent of time a person with diabetes is in good glucose control per year

Good glucose control is 70-180 mg/dL
10% Δ = .8% Δ in A1c

80%
2nd Generation MiniMed 780G system

+105 more days
a year in good control for happier days and calmer nights
vs traditional standard of care

72%
1st Generation MiniMed 670G

51%
with CGM

45%
with BGM

Traditional Standard of Care
Multiple Daily Injections

Gold Standard
Automated Insulin Delivery

The MiniMed brand remains strong, representing decades of life-changing innovation for PWD. We strive to continue to build on our legacy of innovation and remain committed to our goal of continuing to raise the bar for clinical performance with simple, easy-to-use solutions that relieve burdens for our customers.
Our Market
Overview of Diabetes
Diabetes is a chronic, lifelong condition characterized by the body’s inability to produce or effectively use insulin, a hormone essential for regulating blood glucose levels. There is no known cure, making proper management critical to avoid serious health complications.
Diabetes is typically classified into two major groups:
•Type 1 diabetes (“T1D”) is an autoimmune condition which causes the body to attack insulin-producing beta cells in the pancreas. It is typically diagnosed in childhood or early adulthood. Since people with T1D are living longer than ever, the majority of people with T1D are adults. Individuals with T1D require daily insulin administration, or intensive insulin therapy, to manage their health.
•Type 2 diabetes (“T2D”) is a metabolic condition that results from insulin resistance, where the body’s cells do not respond effectively to insulin, often accompanied by reduced insulin production over time. It is strongly associated with lifestyle factors, such as obesity, inactivity, and diet, although genetics also play a role. In some cases, T2D can be managed with changes to diet and exercise regimes; however, if the condition progresses, more active management such as insulin therapy may become necessary.
Prevalence and Global Impact
Diabetes is a widespread global epidemic that impacts a large and growing population. According to the 2025 IDF Diabetes Atlas, an estimated 589 million people are living with diabetes worldwide, and that is expected to grow to more than 850 million by 2050.

The disease continues to be a major cause of mortality and morbidity, profoundly damaging the health and quality of life of people living with the disease. According to the 2025 IDF Diabetes Atlas, diabetes caused over 3.4 million deaths in 2024, corresponding to one death from diabetes every nine seconds, or 9.3% of global deaths from all causes. Poor diabetes treatment leads directly to other conditions, including as blindness, kidney failure, and cardiovascular disease. Diabetes is a leading worldwide global cause of kidney disease, blindness, and vision impairment in adults according to the NIH and the WHO.
Diabetes Management
Despite the health challenge that diabetes represents, treatments are available. When these tools are utilized effectively, PWD can make a significant difference in their health outcomes. We believe developing technology solutions that provide strong glycemic control and reduce the human burdens of the disease is a health imperative.
The landscape of diabetes medical technology for people with T1D and T2D includes a range of diagnostic and insulin therapy options. A subset of PWD, including all with T1D and some with T2D, require daily background (basal) and multiple mealtime (bolus) insulin infusion to regulate blood sugars. The primary dosing therapies utilized by this insulin-dependent population are insulin injections and insulin pumps, both of which are designed to supplement or replace the insulin-producing function of the pancreas. Insulin injections are often referred to as multiple daily injections, or MDI, and involve the person’s use of syringes or insulin pens to inject insulin into the body. Insulin pumps, developed in the last few decades, are a significant medical advancement over MDI where a programmed device with an infusion set administers insulin into a person’s body. To measure glucose levels, a large number of T1D patients in developed markets still use SMBG devices. SMBG involves utilizing a lancing device to draw a blood sample for a one-time reading with a BGM. In more developed markets, PWD have adopted CGMs, which are composed of a wearable sensor that continuously transmits glucose readings to a receiver or compatible display. Several device manufacturers, including us, have combined the insulin pump with a CGM and an algorithm to create an AID system, where the algorithm will read the glucose level via the CGM and automatically deliver the insulin to the user. AID systems, and our offerings in particular, have been proven to outperform MDI and other treatment options on key measures of glycemic control. For various reasons, PWD sometimes like to switch between these different therapy options. For example, sometimes users using AID will take a “pump holiday” and temporarily utilize MDI, such as due to a temporary individual lifestyle change like a vacation or business trip.
Conventional treatment options like MDI can be a burden on the quality of life for PWD. First, these options fail to deliver what we consider to be acceptable clinical outcomes. Second, these options require significant effort from users, meaning PWD have to deal with 24/7 administrative, physical, mental, and emotional burdens.
Outcomes: Although treatment options are generally widespread, a significant portion of insulin-dependent PWD are not achieving clinically recommended levels of glycemic control. Even in developed markets, aggregated mean A1C was 7.6% - significantly above the target of A1C less than 7% and the proportion of participants who had achieved A1C targets of less than 7% (<53 mmol/mol) was only 38.8%, albeit increased from 19.0% to (p<0·0001) from 2013 to 2022. (Zimmerman AT et al. Treatment regimens and glycaemic outcomes in more than 100 000 children with type 1 diabetes (2013-22): a longitudinal analysis of data from paediatric diabetes registries. Lancet Diab Endo 2025 Jan;13(1):47-56.) Burdens: Current options require constant monitoring, decision-making, and interventions by PWD and their families, leading to administrative, physical, mental, and emotional burdens. Examples of administrative burdens include carrying around supplies (glucose tabs, juice or snacks, back-up insulin, needles, lancets, spare sensors, pump supplies, batteries, etc.), reordering supplies, obtaining documentation for travel, going through secondary screenings with airport security, handling insurance, obtaining prior authorizations, and refilling prescriptions, among others. Physical burdens include fluctuating glucose levels (which may cause lethargy, difficulty in focusing, and/or frequent urination), having to eat when not hungry (to correct lows) or delaying meals (to wait for insulin to act), body image concerns (especially among teens and young adults), skin irritation or allergic reactions to adhesives, constant beeping/alerts (especially overnight, disrupting sleep), finger pricks (in the case of SMBG), scar tissue, and wearing bulky and/or uncomfortable devices. Emotional burdens result from fear of going low while driving, during meetings, or during solo travel, burnout/fatigue from never being “off duty,” and PWD and their families worrying about unexpected episodes of severe hypoglycemia leading to the need for assistance, seizure or coma, and/or severe hyperglycemia that can lead to life-threatening ketoacidosis requiring hospitalization.

Addressing these challenges is key for the success of our offerings. We do not believe a cure to diabetes is imminent, nor do we believe that cell therapies or GLP-1s represent a realistic solution for the large global population of people requiring intensive insulin treatment. Studies show that both cell therapies and GLP-1s have been proven to be less cost-effective than AID systems, and still require access to treatments like AID or MDI as a backup matter. Cell therapies for T1D require costly drugs to suppress immune response. GLP-1 treatments for T2D patients requiring intensive insulin treatment may still require the use of glycemic management tools such as AID or MDI for most individuals. As of April 2025, the incremental cost-effective ratio (“ICER”) for the MiniMed 780G system, an AID, is $68,402 per QALY over four years and $38,842 per QALY over a lifetime horizon, which is below the common willingness-to-pay threshold of $100,000 per QALY. For cell therapy (e.g., stem cell-derived), the ICER is $93,240 per QALY over 20 years. There is no cost-effectiveness data for people with T1D using GLP-1s because GLP-1s are only indicated for people with T2D.

Though GLP-1s may reduce the total amount of insulin required for people with T1D or T2D because of decreased food intake and reduced insulin resistance as a result of weight loss, their effect on increasing pancreatic insulin secretion is only seen in those with T2D, because those with T1D have no ability to produce insulin.
We expect the use of GLP-1s by people with T1D will have an immaterial impact on our results of operations because the requirement of frequent adjustments to insulin can only be provided by insulin therapy. We expect that GLP-1s may reduce the number of people with T2D who require intensification of their therapy, but this is partially offset by the fact that some people with T2D physiologically resemble those with T1D and our patients with T2D have been generally those that are insulin dependent. It is possible, however, that GLP-1s could lead to a reduction in the increase of the population of people with T2D requiring intensive insulin therapy in the future, although this effect may be partially offset by the increasing worldwide prevalence of T2D.
Our Addressable Market
The primary addressable market for our solutions includes people with T1D and T2D who require intensive insulin therapy, as well as people with T2D requiring basal insulin titration. In total, we define this addressable market as the market for insulin-taking individuals. This population requires a combination of CGM or BGM and insulin pumps or MDI.
This is our primary market and our core focus because it represents the population of PWD who most value and utilize the technology we provide. Although smaller than other segments of the broader diabetes market by population size, we believe our primary addressable market has the highest utilization of diabetes management solutions and advanced technology and is the most likely to have reimbursement coverage in developed markets. This is because the patients in our addressable market lack natural ability to produce sufficient insulin levels on their own and thus have the strongest clinical need for insulin therapy to enable the prevention and reduction of life-threatening complications that can occur from insufficient insulin levels (which in turn is essential for reducing overall long-term costs to the healthcare system).
We provide all elements of Smart Dosing solutions, inclusive of smart insulin pumps, CGMs, other consumables, our SmartGuard algorithm and dosing software, and our smart pen. Our competitors focus more on component and subsystem solutions, specializing either in standalone CGM sensors or pumps and dosing software. To offer AID solutions, most players in our space partner to make their technologies specifically compatible with one another, versus selling technologies in one integrated ecosystem. We believe our integrated approach simplifies and accelerates our product development process and improves our ability to develop effective dosing algorithm solutions for people that use our products.
Worldwide, according to Seagrove Partners’ March 2026 market model, it has been estimated that there are over 30 million PWD requiring intensive insulin therapy, with approximately ten million people in the top developed markets with the largest diabetes populations, including the United States, Canada, Australia, Japan, and major countries in Western Europe. Seagrove Partners also estimated that there are approximately 33 million additional people with T2D who require basal insulin, with approximately nine million people in the top developed markets with the largest diabetes populations, including the United States, Canada, Australia, Japan, and major countries in Western Europe. In total, we estimate the current market for our diabetes technologies and other offerings to be over $19 billion, based on last twelve months ended February 2026 revenue from public filings of leading diabetes device manufacturers as identified by Seagrove Partners. Currently, we utilize a dual-channel approach in the United States where we distribute the majority of our products through the DME channel and only a small percentage of our products through the pharmacy channel, whereas our market estimate includes companies that have broad coverage in the pharmacy channel. We expect this market size will continue to grow due to increasing adoption of advanced diabetes management technologies, like ours, which are currently underpenetrated in the market. The MiniMed 780G system is approved for use by people with T1D and insulin-requiring T2D in the United States and EU.
Secular Growth Drivers
Our addressable market is expected to grow at a compound annual growth rate above 10% from 2026 through at least 2030, according to Seagrove Partners’ March 2026 market model. In particular, the number of pump users is expected to grow at a compound annual growth rate of roughly ~10% from 2026 through 2030 in OUS developed markets (defined to include Canada, Australia, New Zealand, Japan, South Korea, and major countries in western Europe) and at 9% from 2026 through 2030 in OUS developing markets (defined as all markets other than the United States and OUS developed markets). Our total addressable market exhibits many of the same secular growth drivers as the broader disease population, including prevalence of Western diets and healthcare development in emerging markets.
We may expand our addressable market population in the future to include non-insulin-dependent T2D populations and/or pre-diabetic populations focused on prevention and wellness. These groups represent an opportunity for innovative solutions like CGMs, digital health tools, and behavioral coaching to serve their needs.

Diabetes Technology Market Has Attractive Growth Fundamentals

Fueled By Expected +10% Annual Total Patient Growth

$19B Expected to grow double digits

~7% Global insulin pump adoption

	Non-Insulin Type 2	Basal Insulin Type 2	Intensive Insulin Type 2	Type 1
Worldwide Population	304M	33M	20M	18M
Developed Markets Population	67M	9M	5M	5M

All figures are rounded to the nearest full number.

Growth Opportunity for Advanced Technologies
We believe the main driver of our market’s expected rate of growth is increased penetration of Smart Dosing solutions, such as AID, over traditional therapies like unconnected MDI or standalone CGMs. Smart Dosing solutions integrate accurate, real-time blood glucose measurements with technology automation applications, like AID and Smart MDI (software-connected injection device systems), enhanced with advanced dosing software and algorithms. Smart Dosing technologies, particularly AID, are designed to provide an “artificial pancreas” solution that dramatically simplifies diabetes management and insulin therapy for PWD. They are becoming the gold standard of care in our space because of their proven ability to improve clinical outcomes and reduce user burden.
The global community is taking notice of the improvement from using AID systems compared to conventional treatment, with organizations worldwide increasingly recommending AID as a first-line therapy. For example, the ADA recommends that AID systems should be offered to youth and adults with T1D early, even at diagnosis. Additionally, the ATTD consensus report recommends AID systems should be considered for all people with T1D, especially those with suboptimal glycemia, problematic hypoglycemia, and/or significant glycemic variability. It also recommends that all payors should cover AID systems along with initial and ongoing training and education for people with T1D. Lastly, ISPAD clinical practice consensus guidelines have stated that AID systems improve TIR by minimizing hypoglycemia and hyperglycemia, are especially beneficial in attaining targeted glycemia in the overnight period, and are strongly recommended for youth with diabetes. These technologies continue to improve as well, with innovations like more simplified pump systems, easy-to-use CGMs, and AID algorithms, according to Seagrove Partners’ March 2026 market model.
Despite clinical effectiveness and evidence of Smart Dosing solutions, there is a significant opportunity for further adoption in our market. Today in the United States, where advanced insulin delivery options are widely available, most PWD with intensive insulin needs are not using Smart Dosing solutions. According to Seagrove Partners’ March 2026 market model, in the United States approximately 45% of T1D patients (approximately 1 million out of 2.2 million in total) and less than 15% of insulin-requiring T2D patients (approximately 270,000 out of 1.9 million in total) use pump systems such as AID, and approximately 31% of PWD with intensive insulin needs in the United States are using pump systems such as AID. By disease type, the vast majority of PWD who are using Smart Dosing solutions are people with T1D whereas the penetration of Smart Dosing solutions among people with T2D is very low according to Seagrove Partners’ March 2026 market model.

According to the same market model, most PWD taking insulin in OUS developed markets utilize a standalone CGM with MDI that is not connected to their insulin dosing solution. Similar to the United States, most PWD with intensive insulin needs in developed markets are not using Smart Dosing solutions. Specifically, over 25% of T1D patients (approximately 900,000 out of 3.2 million in total) and over 5% of insulin-requiring T2D patients (approximately 200,000 out of 3.1 million in total) use AID systems in these OUS developed markets. Emerging markets show even less penetration of advanced technologies: less than 5% of T1D patients (approximately 300,000 out of 13.0 million in total) and less than 5% of insulin-requiring T2D patients (approximately 170,000 out of 14.0 million in total) use AID systems in OUS developing markets. The implication is that the vast majority of PWD today rely on manual, error-prone, and burdensome methods of estimating, calculating, and dosing their daily insulin. There are over 30 million patients currently on MDI that could benefit from AID in the future, according to Seagrove Partners’ March 2026 market model.
We believe that the adoption of Smart Dosing technologies has room for growth. While some existing products may be seen as complex, costly, and not meaningfully more effective than alternatives, this opens the door for innovation to enhance these technologies in ways to better serve PWD and HCPs who prescribe these devices. For example, current AID systems on the market still require manual meal announcements, requiring PWD to estimate carbohydrates, be proficient at using technology or require physicians to make many adjustments to device settings, and attend to administrative diabetes management tasks—there is potential for a more intuitive, “hands-free” experience. Moreover, in the United States, some of the providers who treat this population are PCPs, not diabetes specialists. These PCPs often do not have the specialty knowledge, resources, or bandwidth to prescribe complex devices. This presents an opportunity to simplify these solutions, making them more accessible and easier to prescribe, ultimately enhancing support for both PWD and HCPs.
The key to driving adoption of Smart Dosing solutions is to offer users and prescribing physicians technology options that are not only clinically superior but also easily accessible, simple, cost-effective, and user-friendly. With advanced technologies to offer, organizations like ours focus on closing education gaps among HCPs and PWD who are less familiar with new technologies. In doing so, we believe companies like ours have the potential to overcome perception barriers around clinical performance and technology simplicity.
Other Structural Characteristics of the Diabetes Industry
•Regulatory Complexity and Clinical Quality: The regulatory standards in the markets for our products set a relatively high bar for approval in terms of performance, safety, and quality. In addition, timelines for U.S. FDA and CE Mark approvals for diabetes devices and technology can be extended, which requires a significant level of sophistication and investment that smaller new entrants often lack. Larger established players like us are generally more capable in navigating these regulatory hurdles, delivering and exceeding high clinical standards, executing clinical studies, and investing in the significant cost required.
•Technological Requirements: Developing and manufacturing advanced diabetes management systems require significant R&D investment and a multidisciplinary mix of technical and clinical expertise. To succeed in our industry requires capabilities across electrochemical, mechanical, electric, biomedical, and software engineering; algorithm development, AI, and data science; hardware design; and consumer-facing electronics experience. Our market is characterized by rapid change and advances in new generations of technologies, requiring ongoing investment in R&D activities.
•Intellectual Property: We and the competitors in our industry maintain significant intellectual property and defend against infringements, misappropriations, or violations vigorously.
•Requires Scale: Some players in our space do not achieve profitability because they lack the required revenue scale, commercial reach, and manufacturing capacity. We have built a scaled manufacturing base that provides substantial operating leverage as we grow. We have produced over five million insulin pumps since 2001.
•Customer Service and Support: Competing in our industry requires a significant customer support operation to interact with both medical professionals and users. In addition, fragmented ecosystems from our competitors (e.g., multiple customer service phone lines) can confuse users and providers about whom to contact for system technical support or troubleshooting. Our integrated system approach provides a single point of contact, enhancing the customer experience.

Our Products and Offerings
Our Company strives to provide a holistic diabetes management ecosystem for our customers. We provide optionality and choice to our customer base, offering different form factors and treatment options which use integrated service channels that create one point of contact for all customer needs.
Our primary mission is to make every day a better day for people with diabetes. We do this by providing a comprehensive suite of Smart Dosing systems that are easy to use, automated, clinically superior to conventional treatment paradigms, and fully integrated. We were the first medical technology company in the diabetes space to commercialize a complete system, owning and innovating on all aspects of diabetes management systems for over 40 years. We offer two types of systems for people with insulin-requiring diabetes: AID and Smart MDI systems.

MiniMed 780G system

The only system with Meal Detection™ technology† that provides automatic adjustments and corrections‡ to glucose levels every 5 minutes.§

Samira, MiniMed 780G user

SmartGuard technology
Dynamic insulin adjustments as glucose levels change day and night

9:38
AM
100
mg/dL
0.3 U
Act. insulin
9:41
100
mg/dL
0.3U
Active Insulin
1
2
3
4
PM
400
350
300
250
200
150
100
50

MiniMed Mobile app
Displays glucose levels, pump information, and insulin data on a phone or smart watch

MiniMed 780G insulin pump
Flexible targets as low as 100mg/dL

Instinct sensor◊
Quick sensor insertion. Wear for up to 15 days.[1]

Simplera Sync sensor
All-in-one easy-to-insert disposable continuous glucose monitor

Extended infusion set
The first commercialized infusion set designed for up to 7 days of wear time

† Taking a bolus 15–20 min before a meal helps to keep sugar levels under control after eating.

‡ Refers to auto correct, which provides bolus assistance. Can deliver all correction doses automatically without user interaction, feature can be turned on and off.

§ Refers to SmartGuard™ technology. Individual results may vary.

◊ The sensor shape and appearance is a mark of Abbott.

1. Alva, Shridhara, Ronald Brazg, Kristin Castorino, Mark Kipnes, David R. Liljenquist, and Hanqing Liu. "Accuracy of the Third Generation of a 14-Day Continuous Glucose Monitoring System." Diabetes Therapy 14, no. 4 (2023): 767-776. https://doi.org/10.1007/s13300- 023-01385-6.

minimed

The MiniMed 780G is our flagship AID system, which we believe most closely mimics how a healthy pancreas functions compared to other options available on the market today. Using our Meal Detection technology, it automatically adjusts and corrects every five minutes, providing as much insulin as needed, and exceeding the internationally recommended clinical outcomes for most patients. We were the first player to commercialize a complete AID system, comprised of an insulin pump, advanced dosing algorithm, CGM sensor, infusion set, and insulin reservoir.
The MiniMed 780G system has provided unparalleled clinical outcomes and is easy to use for PWD, caregivers, and healthcare teams. A person with diabetes using the system simply glances at his/her glucose and estimates carbohydrates a few times per day and the system does the rest. If the user forgets to enter his/her carbohydrates, the system’s patented Meal Detection technology automatically corrects glucose without alerting the user or requiring any effort from the user. Minimal to no action is required by caregivers because the system takes care of background and bolus insulin as needed. If desired, they may follow remotely with the CareLink Connect App. Finally, the MiniMed 780G system requires very little set-up/follow-up for healthcare teams. There are only three settings which impact insulin delivery when using automation and few, if any, changes are needed to the settings after system initiation. Moreover, the MiniMed 780G system with a seven-day-wear infusion set (based on maximum potential wear time as described in the 780G user guide) and 15-day Instinct CGM is designed to require only six injections per month, compared to as many as an estimated 12 to 18 injections per month for users when using competing AID systems from Tandem (for example, based on labeling of Tandem’s insulin pump infusion sets for up to three days of wear and Dexcom’s G7 CGM for up to 15 days of wear) and Insulet (for example, based on labeling of Insulet’s Omnipod 5 patch pump for up to three days of wear and Dexcom’s G6 CGM for up to ten days of wear, as well as data demonstrating that many pump users use an average total daily dose of insulin that exceeds the maximum total daily dose required to make three-day wear with Omnipod 5’s 200-unit reservoir possible). We believe the 780G system is not only simple for PWD, their caregivers, and their healthcare team, it also delivers unmatched clinical outcomes, helping PWD live healthier and easier lives.
The MiniMed 780G system consists of the following components:
The MiniMed 780G insulin pump is our second-generation insulin pump, offering enhanced functionality and technological integration with other components of our 780G system. It features a low glucose target setting (as low as 100 mg/dL) that closely mirrors the average glucose of someone not living with diabetes. With this setting, the pump will “treat to target” and will automatically and safely deliver basal insulin adjustments and autocorrections to a set target. The pump does not need to be left to charge, as the user simply needs to replace the AA batteries whenever necessary. Additionally, the pump features a companion mobile app that makes it easy for users to discreetly monitor their glucose levels and insulin pump data, receive notifications, and automatically upload data to the CareLink cloud. The product received CE Mark approval in June 2020 and U.S. FDA approval in April 2023.
The Simplera Sync CGM sensor is an easy-to-use, two-step insertion sensor that is fully disposable, worn on the arm, and can last for up to seven days of continuous sensor readings. It is small and able to be worn discreetly, engineered to comfortably withstand normal daily activity without coming off. Usage and insertion are easy, and the product requires no calibration. The Simplera Sync CGM sensor received CE Mark approval in September 2023 and U.S. FDA approval in April 2025. We believe the improved design and ease of use of Simplera Sync will help accelerate penetration of the 780G system.
The Instinct sensor is an alternative CGM sensor based on Abbott’s most advanced single-analyte CGM technology. Instinct features easy one-handed insertion, small and discreet wear, 15-day wear time, one hour warm-up, and no overtape. The MiniMed 780G system is designed to ensure seamless integration with Instinct. The MiniMed 780G received U.S. FDA clearance as an ACE pump in July 2025, and our SmartGuard algorithm received U.S. FDA clearance as an iAGC in September 2025. We also received CE Mark approval in March 2026.

Diabetes at Mealtime

A healthy pancreas

provides the needed insulin continuously to stay in normal glucose range

>95%
Normal glycemia

MiniMed 780G

more closely mimics a pancreas by detecting meals and auto adjusting insulin every 5 mins

78-81%
Normal glycemia

Competitor A

relies on manual bolus entry and 1st generation automated basal delivery

65-70%
Normal glycemia

High glucose
Low glucose
Meal consumed
1 Hr
2 Hrs
Meal detected
1 Hr
Manual bolus by user
1 Hr
Glucose level
Insulin delivery

The MiniMed 780G system uses our SmartGuard dosing algorithm technology, which automatically delivers basal insulin and auto-correction doses every five minutes based on sensor glucose readings. Additionally, every night the algorithm updates to adapt to ongoing changes in user behavior patterns. Compared to other systems, SmartGuard technology is able to dose more insulin safely, early, and often when sensor glucose is trending to higher levels to avoid hyperglycemia without increasing the risk of lows. Up to 288 automatic adjustments can be made on a daily basis. With our Meal Detection technology, the system also uses current and past sugar trends to detect a missed meal dose. When a user forgets to bolus, if the system detects a meal based on the rapid rise in sugar levels, it will automatically deliver correction doses while sugar levels are rising, up to every five minutes, to help bring the user back to target.
As part of the MiniMed 780G system, we offer a broad portfolio of infusion sets and reservoirs available to match different patient body types and lifestyle needs. Our latest model is the MiniMed Extended Infusion set, which was the first commercialized infusion set to last up to seven days. This long-wear system eases the burden on PWD, allowing for fewer set changes and decreasing the burden of finding new infusion sites on their body. This set complements our Simplera Sync sensor, as users can replace them at the same weekly cadence. In addition to this model, we offer additional products to meet the diverse needs of PWD. For those with needle anxiety, we offer the MiniMed Mio Advance infusion set with an all-in-one insertion design. For those with allergies, we offer the MiniMed Sure-T infusion set, which uses a steel needle rather than a cannula.
The MiniMed 780G system has demonstrated the ability to significantly reduce burdens and improve outcomes relative to other treatment options available today, earning the highest satisfaction ratings among AID systems according to pump satisfaction survey results from dQ&A’s Q2 2025 U.S. Diabetes Patient Voice report, and has proven to reduce effort required for many patients and result in a higher quality of life. Additionally, the system has delivered superior outcomes for diverse populations, including high-risk adolescents, the technology naive, and patients new to insulin pump therapy.
In the United States, the MiniMed 780G system is indicated for use by T1D patients seven years of age and older and insulin-requiring T2D patients 18 years of age and older. In the EU, the MiniMed 780G system is indicated for use by T1D and insulin-requiring T2D patients two years of age and older, as well as pregnant women. As of October 2025, we have more than 640,000 customers in over 80 countries on the system. We also offer compatibility with our MiniMed Guardian 4 sensor, Simplera Sync, and major smartwatch platforms. The MiniMed 780G system is intended for use with rapid-acting U-100 insulins (Admelog, Humalog, and NovoLog) and ultra-rapid-acting U-100 insulins (Fiasp and Lyumjev) in the United States and EU. In addition to the MiniMed 780G system, we offer prior versions of our AID system including MiniMed 770G, MiniMed 740G, and MiniMed 720G in select markets based on access and market need, which all have a connected CGM and smartphone compatibility.

MiniMed Flex™ system

A fully connected, screenless, compact insulin pump system, designed to be controlled right from a phone. The smallest system with Meal Detection™ technology† that provides automatic adjustments and corrections‡ to glucose levels every 5 minutes.

Deance, MiniMed Flex user

SmartGuard™ technology

Dynamic insulin adjustments as glucose levels change day and night

MiniMed Flex insulin pump

Flexible targets as low as 100mg/dL

minimed
100 mg/dL
3 min ago
Active insulin 0.3 U
400
350
300
250
200
150
100
50
5 PM
6 PM
7 PM
8 PM
Home
Devices
Settings
Alerts

MiniMed app

Fully controls the pump, including delivering boluses and checking glucose levels, from the app without taking out your pump. Available on both Apple iOS and Android devices.

GET IT ON Google Play
Download on the App Store

Extended™ infusion set

The first commercialized infusion set designed for up to 7 days of wear time

Simplera Sync™ sensor

All-in-one easy-to-insert disposable continuous glucose monitor

† Taking a bolus 15–20 min before a meal helps to keep sugar levels under control after eating.

‡ Refers to auto correct, which provides bolus assistance. Can deliver all correction doses automatically without user interaction, feature can be turned on and off.

minimed

MiniMed Flex Pump
MiniMed Flex is our next-generation tubed insulin pump for PWD. The MiniMed Flex was cleared by the U.S. FDA in March 2026, and we launched it in the U.S. in June 2026. With its reduced size, sleek design, seven-day-wear infusion set, and smartphone control, we believe MiniMed Flex offers superior benefits:

•Improved hardware experience and design: Compared to other insulin pumps on the market, we expect that MiniMed Flex will offer leading infusion set lifespan and insulin capacity, with a 300-unit reservoir. It is our first screenless rechargeable pump, expected to only require a 30-minute charge every seven days. In addition, it is 50% the size of the current MiniMed 780G and will have a more modern interface for the user.

•Simplified app experience: The Flex Pump is designed to be fully controlled by a mobile app, allowing PWD to bolus, change settings, and silence alarms directly from their phones. A dedicated controller is available for those who do not have access to or prefer not to use their own phone.

•Access to best-in-class algorithm: Flex Pump’s advanced control algorithm is expected to provide market-leading TIR performance.

MiniMed Go™ system

The only smart MDI system that uses real-time glucose and insulin levels to take the guesswork out of insulin dosing.

Ambar, MiniMed Go user

InPen™ smart insulin pen

A reusable smart insulin pen that uses Bluetooth® technology to send dose information to a mobile app. Offering dose calculations and tracking, InPen helps take on the mental math of diabetes management.†

minimed
115 mg/dL
2 min ago
Active insulin 0.3 U
400
350
300
250
200
150
100
50
5 PM
6 PM
7 PM
8 PM
Home
Devices
Settings
Alerts

MiniMed Go™ app

The MiniMed Go app integrates glucose measurements from a compatible continuous glucose monitor (CGM) with data on insulin doses delivered by the InPen smart insulin pen. It alerts when a dose is needed, and also supports automatic dose logging, tracking of active insulin, and a dose calculator.

GET IT ON Google Play | Download on the App Store

Made by Abbott

Instinct sensor

The first 15-day CGM.‡
Also compatible with the Simplera sensor.

† Proper pairing, connectivity, and settings required or incorrect dosing and serious injury can occur. See user guide for full details.

‡ Data on file, Abbott Diabetes Care, Inc.

minimed

MiniMed Go Smart MDI
We are progressing several enhancements to our Smart MDI system with our next-generation MiniMed Go system. MiniMed Go is our next-generation Smart MDI system and includes a simple, self-start smart insulin pen; a single, fully integrated app; and full integration with Simplera Sync and Instinct CGMs. The MiniMed Go app has received U.S. FDA clearance and CE Mark approval, and we launched the product in the U.S. in May 2026.
MiniMed Go is focused on enhancing and simplifying the user experience by providing proactive and predictive dosing recommendations, automating glucose level prediction in the background, and prompting the user to bolus or correct before he or she risks becoming hyperglycemic. We believe MiniMed Go will have the ability to deliver improved outcomes over CGM alone providing an option for those not interested in a pump. In the United States, we expect MiniMed Go to be distributed initially through the pharmacy channel. Studies have indicated that our Smart MDI system can deliver a 70.3% TIR and a 13% reduction in hypoglycemic events relative to baseline.
For patients who fear needle injections or desire a more comfortable injection experience, we also offer i-Port Advance, a three-day, simple-to-apply, and fully disposable injection port.

CareLink
CareLink is our software platform that provides support for PWD, their caretakers, and HCPs to help manage diabetes treatment. CareLink aggregates disease management data points, such as real-time CGM readings and insulin dosing logs, to generate actionable insights that can help improve health outcomes. Since the platform’s inception in 2006, we have continued to enhance its functionality with regular updates.
The CareLink patient dashboard improves efficiency by providing easy access to data to assess therapy management performance at a glance, displayed in a single, interactive view. This includes a 24-hour sensor glucose overview to show users how they are doing in managing their treatment and whether adjustments or changes need to be made. PWD, their caretakers, and HCPs can get updates on key performance indicators, tracking trends and changes in glucose, TIR, extreme glucose levels, and device usage. Using CareLink monitoring data, the My Insights program provides PWD with automated, personalized insights and encouragement, which we expect to incorporate as in-app nudges in upcoming CareLink development milestones. With the patient dashboard, providers can remotely monitor key data points for all their patients in one view, including TIR, insulin delivery, and device usage. This platform simplifies HCPs’ workflow, helping to prioritize which of their patients need the most support and facilitating more efficient allocation of time and resources to help HCPs run their practices more effectively.
Software Applications
To enable users to access their information with ease, we have several apps that allow users to view their information. The MiniMed Mobile app connects to a user’s pump and CGM, displaying information like their current sensor reading, insulin delivery information, and TIR. The CareLink Connect app allows family members, friends, or care partners to monitor users’ diabetes information in real time, allowing them to monitor outcomes and support PWD with their diabetes management.
Legacy Products
In certain markets and geographies, we continue to offer legacy versions of our products. Over time, we expect these legacy products will make up a smaller percentage of our revenue and user base.
Clinical / Real-World Evidence
Our commitment to PWD has always been to create a smarter and easier future for PWD, which has driven our organization to develop what we believe is currently the world’s best AID system, the MiniMed 780G. The 780G has consistently demonstrated superior glycemic control, clinical efficacy, and cost-effectiveness compared to other diabetes treatment options, including competing AID systems based on real-world data and literature meta-analyses. Additionally, the 780G’s ability to manage basal and bolus insulin delivery without any action required greatly eases the burden of managing diabetes.
Clinical Measurements of Blood Glucose Levels and Glycemic Control
Glycemic control has two widely accepted measures: TIR and A1C. TIR is a representation of blood glucose levels as measured by a CGM device, expressed as a percentage of time spent between 70 and 180 mg/dL, or 3.9 and 10.0 mmol/L. The target for TIR, based on ADA guidelines, is >70%. A1C is measured with a blood test and is a representation of the average blood sugar over the previous three months. The ADA recommendation for A1C is <7.0%, or 53 mmol/mol.

MiniMed is Better

Better than others

Over 3 more weeks a year in good control
versus the competition

Up to €43,000 less on medical care
versus traditional therapy

4.4x more users have achieved their diabetes goals
versus those on injection therapy and CGM

Easy to use

Forgiveness for undercounted carbs or missed meals

96% fewer injections* (vs typical MDI user)

Significant increase in treatment satisfaction (vs MDI)

For everyone

Challenging youth
+9 hrs/day time in range

Diverse cultures and diets
All top 40 countries have achieved glycemic goals**

Tech naïve adults
80%+ time in range

Hormone variations
70%+ time in range throughout menstrual cycle

*1/week on AID with extended infusion set vs 4/day for typical MDI user
**>70% TIR based on 780G users' real-world data

The 780G has Improved Glycemic Control versus the Current Standard of Care
The ADAPT study is the first multi-national randomized control study evaluating the performance of the 780G system versus standard of care (MDI + intermittently scanned continuous glucose monitoring (“isCGM”)) in individuals with T1D who were poorly controlled (A1C of 9% at baseline) despite scanning their glucose levels at least five times per day. At six months of this study, A1C had decreased by around 1.54% to 7.32% for 780G users, compared to a decrease of around 0.2% to 8.91% for users of MDI + isCGM. The use of the 780G system in this study demonstrated the benefits in glycemic outcomes and users’ satisfaction beyond those that can be achieved with MDI + isCGM. Additionally, significantly more users on the 780G achieved the TIR and A1C targets than users on MDI + isCGM. This data supports providing access to our advanced hybrid closed-loop system in people with T1D who are not at target glucose levels. On average, participants using the MiniMed 780G system reported improved quality of life as measured in decreased social worry and diabetes worry, as well as increased treatment satisfaction, impact, and general well-being.
The 780G’s Superiority has been Further Supported by Real-World Evidence
Clinical trials in the safety/efficacy of diabetes devices are conducted in a relatively small cohort of participants, usually fewer than 500. There may be substantial selection bias involved in those people with T1D who volunteer or who are asked to volunteer. It is important to confirm the results of clinical trials with real-world evidence which often involves tens of thousands of users of a device which mitigates the likelihood of selection bias. The real-world data has confirmed the results seen in the 780G clinical trials. Real-world evidence from a global dataset of approximately 400,000 users demonstrated that the 780G can help improve outcomes for people living with T1D by safely achieving glycemic targets. Overall, 80% of MiniMed 780G ROS users (16% of all users were ROS users), and 61% of all MiniMed 780G users, achieved the combined glycemic targets of TIR above 70%, Time Below 70 mg/dL below 4%, and Time Below 54 mg/dL below 1%. Mean TIR was 77.5% and mean GMI was 6.8% for ROS users, and 72.1% and 7.0% for all users. GMI is a population-based estimate of A1C based on mean GCM glucose that is widely accepted as an indicator in the diabetes industry. The 780G also has consistent outcomes in diverse populations of users across age, gender, geography, and prior levels of glycemic control. In a published longitudinal study of real-world evidence collected from over 100,000 MiniMed 780G users across 34 countries in Europe, Middle East and Asia (“EMEA”), the glycemic outcome results were sustained over a 12-month observation period, which was the clinical endpoint of the analysis.

Proven real-world success in EMEA has also been replicated in the United States. Real-world data on more than 133,000 U.S. users as of May 2026 showed that TIR was 72.4% for all users and 77.6% for those using recommended SmartGuard settings with a glucose target of 100mg/dL and active insulin time of two hours.
The 780G’s Ease of Use Can Reduce the Burden of Managing Diabetes
The MiniMed 780G system has multiple advanced features which we believe reduces the burden of managing diabetes; this is further supported by clinical and real-world evidence.
Estimating carbohydrate intake is a significant burden for PWD while missed or late meal boluses have significant negative impact on glycemic outcomes and TIR. The 780G allows PWD to miss or be late to meal boluses, or misestimate their carbohydrate intake, and still achieve glycemic targets. The 780G’s five-minute auto-corrections compensate for these missed or late insulin doses. In addition, when PWD underestimate their carbohydrate intake, the 780G adjusts insulin delivery automatically to help improve outcomes.
Even without manual patient input, the MiniMed 780G system has been shown to enable users to achieve ADA clinical guidelines of TIR >70%. A recent real-world data analysis identified over 54,000 MiniMed 780G users with more than ten recorded days when these individuals did not deliver any user-initiated meal boluses. For those days without manual boluses, ROS users achieved a mean TIR of 76.3% (23.3% of all users were ROS users), and all users achieved a mean TIR of 70.9%. Both ROS and non-ROS users experienced minimal hypoglycemia (≤ 0.9% time below 70 mg/dL). This analysis demonstrates the robustness of the MiniMed 780G system in real-world use, highlighting its flexibility and ability to deliver outcomes even on days when user engagement is minimal.
With the lessened burden of managing diabetes, PWD experience improved quality of life. A French observational study spanning a period of 12 months with 270 participants who had been receiving continuous subcutaneous insulin infusion therapy showed that treatment satisfaction increased across age groups for PWD on the 780G, and quality of life, using the Diabetes Quality of Life (DQOL) instrument in adults, also improved. In addition, fear of hypoglycemia decreased in adults and children for PWD who used the 780G.
The 780G System Can Improve Outcomes for Diverse Populations of PWD
The 780G has shown to be an effective therapy for diverse groups of people, delivering international consensus-recommended glycemic control. Regardless of age, gender, race, socioeconomic backgrounds, or culture, our AID system has proven to achieve meaningful improvement in glycemic levels.
People who are in a challenging age group
The 780G significantly improves outcomes for adolescents whose diabetes is high risk and challenging to manage. For adolescents ages 13-25, the 780G provides sustained glycemic improvement, with studies showing TIR increasing by more than 30 percentage points, A1C decreasing by more than 2.5 percentage points at 12 months, and the rate of diabetic ketoacidosis decreasing by almost 40%.
People who are living with T2D with or without GLP-1 use
A 13-site, single-arm observational study of 89 adults with T2D who had been using either MDI or CSII pump therapy showed significant improvement in TIR and A1C levels after switching to the MiniMed 780G, with or without GLP-1 use. The participants underwent an approximately 21-day run-in period of open-loop or hybrid closed-loop followed by an approximately 90-day study period of 780G use. Users on the 780G saw their TIR increase from 72.2% during the run-in to 79.8%, with a reduction in A1C levels from 7.9% at baseline and during run-in to 7.2%. Additionally, there was no significant difference in A1C levels between GLP-1 users and nonusers. For GLP-1 users, A1C levels decreased from 7.6% to 7.1% whereas A1C levels decreased from 7.7% to 7.2% for nonusers.
A retrospective, real-world analysis of over 26,000 780G users with T2D also demonstrated that the 780G helps people with T2D and insulin resistance achieve glycemic control targets. Amongst the cohort of users who self-reported as having T2D and total daily dose of over 100 International Units (IU), the mean TIR was 72.2%. For ROS users, who represented 30.6% of the cohort, the TIR was even higher at 78.7%.
In people with T1D and T2D who are 65 years and older, TIR (70-180 mg/dL) exceeded 80% and TITR exceeded 55% and TBR (below 70 mg/dL) was less than 1% with recommended settings. This demonstrates that older individuals with diabetes can achieve similar results to those who are younger.

People who prefer different options
The 780G works well for PWD who do not prioritize glycemic control in bolusing or precisely estimating carbohydrates. For those who do want to prioritize achieving near-normal TIR levels, the 780G has demonstrated impressive results with time in tight range (TITR), defined as a percentage time spent in between 70 and 140 mg/dL (as opposed to time spent in between 70 and 180 mg/dL for TIR). TITR can be a more appropriate indicator in certain situations than TIR, such as when glucose levels are close to normal, when tighter glycemic control is required, or as a marker of a system’s ability to effectively control hyperglycemia. A study of over 13,000 real-world T1D users of the 780G demonstrated that its use improved TITR by 11.7% to 48.9% in those 15 or under and by 11.6% to 48.8% for those over 15, compared to the period before 780G use. Moreover, ROS users, who represented 5.3% of all users, achieved mean TITR of at least 55%. Another study showed that 780G users 56 years of age or older with T1D achieved a TITR of 51.3%; for ROS users, who represented 6.2% of all users 56 years of age or older, TITR was even higher at 57.4%.
People across different socioeconomic, cultural, and geographical backgrounds
The 780G has been proven to work for people across diverse socioeconomic backgrounds, as defined by the ADI score, a composite metric of socioeconomic status based on income, housing, employment, and education. Based on real-world evidence from over 40,000 780G users who lived in the United States, glycemic control results were similar regardless of socioeconomic status, with all ADI groups achieving an average 7% GMI. Additionally, we believe that the 780G can deliver recommended clinical outcomes across many geographies despite variability in diet and lifestyle, making access to superior solutions more equitable. All top 47 countries ranked by TIR achieved glycemic goals (>70% TIR) based on 780G users’ real-world data.
The 780G System Has Delivered Best-in-Class Glycemic Control Outcomes Over Current AID Systems and Insulin Pumps
A recent meta-analysis of 32 RCTs which includes Omnipod 5 shows 780G has a TIR that is 10 percentage points higher than Omnipod 5, 5.0% higher than Tandem's t:slim X2 with Control-IQ technology, 3.0% higher than CamDiab’s CamAPS Fx, and 6.8% higher than Diabeloop’s Generation 1. Although all hybrid closed-loop systems reduced users’ time below target range, 780G users exhibited the largest reductions compared to subcutaneous insulin therapy without continuous glucose monitoring. The risk of severe hypoglycemia and diabetic ketoacidosis was similar to other types of insulin therapy.
In addition to clinical studies, based on published real-world data, the 780G has proven to help its users maintain the closest TIR to a healthy pancreas compared to competing AID systems. A healthy pancreas maintains a TIR of 95%+. Acknowledging differences in patient age distributions can impact sustained TIR results in real-world data, in a longitudinal global real-world evidence dataset comprised of approximately 400,000 users spanning pediatric to adult patients, the 780G system has been proven to maintain a median TIR of 75-78% across pediatric and adult ROS users (comprised of over 65,000 users) as compared to published real-world evidence showing a median TIR of 65-70% across pediatric and adult age groups using the lowest glucose target for Insulet’s Omnipod 5 (54% of users used the lowest glucose target, and median TIR was 61-66% for all users) and, for Tandem’s Control-IQ, a median TIR of 72% for all patients and, in a separate 12-month observational study, a median TIR of 61-70% across pediatric and adult age groups. In the same data, for patients using 780G, 80% of all ROS users achieved the consensus target of TIR over 70%, as compared to 46% with the lowest target glucose setting for Insulet’s Omnipod 5. The percentage of patients using Tandem’s Control-IQ that achieved the consensus target of TIR over 70% was not specified.
Data for this comparison is based on Insulet’s Forlenza 2024 study, Tandem’s Messer 2023 study, and Tandem’s Graham 2024 study, which we believe are comparable to our real-world data because they are also relatively large real-world datasets with diverse populations spanning pediatric and adult patient ages, but differ in that they are limited to U.S. patients. Additionally, while Tandem’s Graham 2024 study is longitudinal and discloses outcomes for pediatric and adult age groups, it has a comparatively smaller sample size, and while Tandem’s Messer 2023 study has a comparatively larger sample size, it is not longitudinal and does not disclose outcomes by age groups.
The Pöhlmann 2025 meta-analysis, a systematic literature review and meta-analysis of 34 real-world studies conducted by external researchers in collaboration with Medtronic, evaluated glycemic outcomes across major AID systems. This independently executed analysis included data from more than 635,000 users. The study explores comparative performance outcomes for Medtronic’s MiniMed 780G, Tandem’s Control-IQ, and Insulet’s Omnipod 5 systems, among others.
The Pöhlmann 2025 meta-analysis found that the MiniMed 780G achieved the highest pooled TIR, outperforming both Control-IQ and Omnipod 5, while also demonstrating lower time above range and more consistent performance across geographies and age groups relative to other systems. MiniMed 780G ROS users achieved a mean TIR of 79.6%, which was 11.9% higher than the mean TIR of 67.7% achieved by Omnipod 5 ROS users. The overall (using any settings) TIR results showed that MiniMed 780G users using any settings achieved an unweighted mean TIR of 73.8%, which was 13.8% higher than the mean TIR of 60.0% achieved by Omnipod 5 users using any settings. ROS users comprised 6.5% of MiniMed 780G users and 53.3% of Omnipod 5 users.

The 780G Can Be Cost-Effective
The 780G can be a cost-effective way to manage diabetes and provide both long- and short-term economic benefits to PWD and healthcare systems. An analysis of data sourced from the ADAPT trial showed that 780G could potentially generate long-term savings, versus traditional therapies, of up to €43,000 per QALY by reducing diabetes-related complications in people with T1D with suboptimal glycemic control.
Innovation / Pipeline and Future Initiatives
Overview
We plan to continue our track record of creating disruptive technologies in the diabetes industry with our rich pipeline including our MiniMed Fit patch pump with extended wear and our next-generation Vivera dosing algorithm. These low-burden, easy-to-use, and consumer-friendly products are integrated around a unique software system that we have designed to allow the user to switch easily between devices to customize their treatment with a desired system solution combining these technologies.
Among our key initiatives, we plan to deepen our penetration of our addressable market in diabetes to include all modalities of insulin delivery. This includes MDI, tubed pumps, and patch pumps. With these insulin dosing options, we can accommodate the needs of the entirety of the T1D and T2D insulin dosing population whereas historically we were limited to only those that wanted a tubed pump.

Full System Intraoperability

CGM options

Simplera &
Simplera Sync

Instinct

Made by Abbott

Interchangeable, simple-to-insert, comfortable to wear and fully disposable

Insulin delivery options

InPen

Seamlessly transition between therapies without changing companies

MiniMed Flex

MiniMed Fit

Vivera Algorithm
Third generation fully automated algorithm to mimic a healthy pancreas for a hands-off experience

Unified digital experience

minimed
100 mg/dL

Single User App

TRIAGE STATUS
minimed
Patients

CareLink Clinic (for HCPs)

Total therapy management from one smart device plus easy access for care partners to data insights in and outside the clinic

Pipeline and Future Initiatives Detail
In the near future, subject to regulatory approval, we plan to globally introduce our new insulin patch pumps, and our next-generation Vivera dosing algorithm, ultimately providing what we believe will have the potential to be the best performing and easiest-to-use “hands-free” AID user experience in the market.
Our pipeline and future initiatives are described in more fulsome detail below.

MiniMed Fit Patch Pump
MiniMed Fit is our planned patch pump and is intended to offer an alternative form factor to our tubed pump. We expect that MiniMed Fit will offer a discreet, convenient diabetes product with the potential for extended wear time (up to seven days), large reservoir (300 units), and smartphone control. In addition, the MiniMed Fit patch pump’s differentiated two-piece design operates quietly and reduces waste, with a reusable component containing the rechargeable battery with integrated electronics, and a consumable or disposable component containing the insulin reservoir, infusion cannula, and on-body adhesive.
We believe MiniMed Fit will be attractive to both the T1D and T2D populations given its reservoir size and days of wear. We also believe the product will be positioned to enhance our U.S. pharmacy channel strategy.
Next-Generation Vivera Dosing Algorithm
We are working to extend our category leadership with our next-generation Vivera algorithm which we expect will enable a “hands-free” AID system that can safely and reliably deliver the right doses of insulin at the right time inclusive of mealtime. Startup will be simplified with just one total daily dose entry and without any regular user input. This next-generation algorithm is being designed to minimize the burden of managing diabetes by eliminating carb counting and manual food bolusing while allowing the user to maintain class-leading and consensus-recommended levels of glycemic control, with flexible targets of 90-140 mg/dL. We believe our algorithm will be highly differentiated among the algorithms currently in the market, minimizing input by the user and the provider. In feasibility study data for adults, the Vivera algorithm without manual user input achieved a mean TIR of 73.8%, with 75% of participants exceeding ADA guidelines of TIR >70%. For adult users seeking even tighter glycemic control, the Vivera algorithm with optional user carb counting achieved a mean TIR of 82.3%, with 92% of participants exceeding ADA guidelines of TIR >70%. The adult feasibility study data was collected from 24 patients with T1D currently using AID therapy, assumed to be sufficient to establish feasibility, across two studies conducted in Israel and New Zealand between April 2025 and August 2025. The feasibility study protocols used were not designed to prove statistical significance. We initiated the U.S. pivotal trial for the Vivera algorithm in February 2026.
Below is a table that describes our pipeline and future initiatives in more detail.

Name	Expected U.S. Timing	Expected EU Timing	Description	Illustration(a)
MiniMed Fit Patch Pump	U.S. FDA Submission: Fall CY2026 U.S. Launch: CY2027	CE Mark Submission: To be announced EU Launch: Following U.S. launch	Pump in patch form factor with differentiated two-piece design and up to seven days wear
Vivera Dosing Algorithm	U.S. Pivotal Trial: Q1 CY2026 U.S. Launch CY2027	CE Mark Submission: To be announced	Next-generation algorithm requiring no effort for meal management by the user

(a) Images not to scale
The descriptions above regarding our pipeline and future initiatives are based on our current expectations are therefore subject to certain risks and uncertainties. Please see “Risk Factors.”

Abbott Integration, Supply, and Distribution Agreement
On July 31, 2024, Medtronic MiniMed, Inc., a subsidiary of the Company, entered into a global integration, supply, and distribution agreement with Abbott, which agreement was amended on June 1, 2026 (the “Abbott Agreement”). Under the terms of the Abbott Agreement, Abbott supplies us with an alternative CGM sensor based on Abbott’s most advanced single-analyte CGM technology in exchange for formula-based payment per unit. The June 1, 2026 amendments to the Abbot Agreement, among other things, extended our partnership with Abbott to commercialize dual glucose-ketone sensors designed to integrate exclusively with our MiniMed smart dosing systems. Abbott is the exclusive supplier of third-party CGMs for certain of our AID and Smart MDI systems. The Abbott agreement will continue for an initial term of seven years from June 1, 2026 and will automatically renew every two years thereafter for successive two-year terms, absent two years’ advance non-renewal notice by either party or unless terminated in accordance with the terms of the agreement. We or Abbott may terminate the Abbott Agreement following the other party’s material breach or insolvency, or if the other party undergoes a change of control with a competitor. Abbott may, in its sole discretion, terminate the Abbott Agreement (i) if we fail to purchase certain Abbott CGMs for any continuous six-month period, (ii) if we fail to commercially launch certain Abbott CGMs in certain markets within four years of the effective date of the Abbott Agreement, or (iii) if we acquire an independent CGM company and subsequently fail to meet the specified purchase volume threshold in certain markets. Under the terms of the Abbott Agreement, we agreed that we will not purchase, market, or distribute CGMs from certain of Abbott’s CGM competitors.
Blackstone Co-Development Agreements
Medtronic is party to certain arrangements with affiliates of Blackstone Life Sciences Advisors L.L.C. (collectively, “Blackstone”) pursuant to which we have received funding for expenses related to the development of specific Diabetes products up to certain caps for each project (each, a “Blackstone Agreement” and collectively, the “Blackstone Agreements”), and Blackstone Agreements under which we have continuing financial obligations were assigned to us pursuant to the Separation Agreement. The Blackstone Agreements for which there are ongoing development and commercialization plans relate to our next-generation MiniMed Flex insulin pump and MiniMed Fit patch pump. Additionally, Medtronic has continuing financial obligations under a previously terminated Blackstone Agreement for an extended-wear infusion set with a built-in CGM and transmitter (the “MiniMed Duo”), in respect of which were assigned the obligation pursuant to the Separation Agreement to pay royalties to Blackstone should we commercialize this product in the future.
Under the Blackstone Agreements, we are required to use certain defined commercially reasonable efforts to take certain development actions set forth in the Blackstone Agreements and to commercialize the applicable Blackstone-funded Diabetes products in certain specified jurisdictions for a specified period of time. As between us and Blackstone, we will be the sole and exclusive owner of all intellectual property rights to products developed under the Blackstone Agreements for future commercialization. Blackstone will not, without our consent, obtain any right or license to use any intellectual property rights to products developed under the Blackstone Agreements.
For each applicable Diabetes product, during the first two years following regulatory approval in the United States and commercial launch of each such product, Blackstone will earn the greater of: (i) mid-to-high single digit royalty percentage of applicable net sales for each product, and (ii) specified minimum payments up to $162 million for each product. After the first two years following regulatory approval in the United States and commercial launch of each Diabetes product, our royalty obligations continue at a mid-to-high single digit royalty percentage of applicable net sales until aggregate royalty payments since commercial launch have reached an amount equal to a low single digit multiple of the aggregate funding (the “Net Sales Threshold”) provided by Blackstone under such agreement. If a development project is delayed, the Net Sales Threshold will be subject to certain upward adjustments. Once the Net Sales Threshold has been reached, Blackstone will continue to earn royalties for five years at a low single digit royalty percentage of applicable net sales. On March 18, 2026, we announced that the U.S. FDA had cleared the MiniMed Flex, a next-generation discreet, smartphone-controlled insulin pump, and in June 2026 we launched MiniMed Flex in the U.S. In February 2026, we also submitted the MiniMed Flex for CE Mark approval. MiniMed Flex currently supports our Simplera Sync sensor and we expect that it will also support the Instinct sensor, made by Abbott by the end of the second quarter of fiscal 2027. In connection with the U.S. FDA clearance of MiniMed Flex, we recognized a one-time charge of $157 million during the fourth quarter of fiscal year 2026 related to future minimum royalty payment obligations under our research and development funding arrangement with Blackstone. See Note 11. “Research and Development Funding Arrangements,” to the consolidated financial statements for additional information.

Each Blackstone Agreement is subject to termination by Blackstone or by us in certain circumstances described further below. Blackstone may terminate a Blackstone Agreement: (i) if we fail to make certain capital investments and are unable to manufacture sufficient quantities of the product, (ii) if we are enjoined from continuing product development or commercialization, (iii) if we acquire rights to a competing product to the applicable product in certain specified markets, or (iv) if certain specified fundamental changes to the Company, or to our rights to the product, occur. We may terminate any of the Blackstone Agreements for any reason by providing a specified amount of prior written notice to Blackstone. If we or Blackstone elect to terminate a Blackstone Agreement for one of the reasons described above, we will be required to make a termination payment to Blackstone of a multiple of the funded amounts under the applicable agreement, which may be up to $216 million for each such termination, and our royalty payment obligation under the affected agreement will also continue in certain termination circumstances. If we acquire rights to a competing product in certain specified markets, Blackstone has the option to terminate the Agreement and receive a termination payment from us equal to a multiple of the funded amounts under the applicable agreement, which may be up to $216 million for each such termination, or continue to be eligible for the royalty payments on the product subject to the Blackstone Agreement; provided that if the product subject to the Blackstone Agreement has already been submitted for regulatory approval for commercial use at the time the competing product is acquired and Blackstone elects to receive royalty payments, such royalty payments would apply to both the product subject to the Blackstone Agreement and the competing product. We or Blackstone may also terminate a Blackstone Agreement if the other party materially breaches the agreement, subject to customary notice and cure provisions, and in certain such termination circumstances, a payment to Blackstone of a multiple of the funded amounts would be required, which may be up to $216 million for each such termination. We may also terminate a Blackstone Agreement if the relevant product is determined to be technically infeasible, although our royalty payment obligation to Blackstone will survive such termination.
During fiscal year 2025, by mutual agreement two co-development agreements with Blackstone were terminated. One agreement, for the development of MiniMed Duo, was terminated for technical infeasibility prior to full funding, with no termination charges recorded within the combined financial statements. The obligation to pay Blackstone royalties on MiniMed Duo’s net sales continues if the development and commercialization of this product are completed in the future. The other agreement was terminated following negotiations to resolve a contractual dispute with Blackstone related to the alleged acquisition of a competing product. As a result of these negotiations, we and Blackstone mutually agreed to terminate the agreement, we agreed to make a one-time $165 million payment to Blackstone, and we and Blackstone were each relieved of any continuing obligations under the agreement other than customary survival provisions.
Our Competitive Strengths
We believe the following strengths provide our business with significant, lasting advantages:
Unique and differentiated technology system delivering superior health outcomes and reducing diabetes disease burden for patients
We were the first player in the market to commercialize fully integrated Smart Dosing systems that include pumps and insulin pens, CGMs, other consumables, dosing algorithms, software, and applications, as well as wraparound system support. Our fully integrated system addresses two key pain-points for PWD: health outcomes and complexity of diabetes management.
Addressing Health Outcomes:
Our systems have consistently delivered superior clinical outcomes across diabetes populations, with a robust body of clinical evidence from controlled studies as well as real-world outcomes supporting our ability to improve glycemic control when compared to competing Smart Dosing systems as well as traditional therapy treatment options, including MDI with an unconnected CGM. Driving these better outcomes is crucial to relieving users of the serious comorbidities and health risks associated with diabetes—renal disease, blindness, nerve damage, and cardiovascular disease risk, among others. In addition to clinical studies, health economics studies have shown that our products also are associated with higher life expectancy and better cost-effectiveness versus traditional therapies. We believe the key to delivering these outcomes is our robust dosing algorithm, which was built with the benefit of hundreds of millions of patient data points accumulated over our years of operation.

Addressing Complexity:
We address complexity by offering a simple solution and customer experience that removes some of the constant administrative, physical, mental, and emotional burdens associated with managing diabetes. We believe our robust and forgiving algorithm is the market leader in effectiveness based on the results of our clinical studies. It can adjust for the occasional missed meals and deliver autocorrections to keep patients in a healthy glycemic range. As the only medical device company that commercializes all the components of a full Smart Dosing system, our solutions are designed to integrate best and work better together. Our customers have a single vendor and point of contact for their technology needs, further simplifying their disease management and reducing burden. We operate scaled global call centers, available on a 24/7/365 basis and supporting 25 different languages, with a single customer service line that handles issues for patients with any element of their diabetes management system. We offer a comprehensive range of treatment options, enabling user choice without sacrificing technological connectivity. Our CareLink software is fully compatible with our insulin pump, smart pen, CGMs, and other consumables, providing a solution for HCPs to manage their clinics more effectively and for users and their caretakers to track their therapy easily.
Altogether, our products deliver a better quality of life for PWD. This has been our focus since launching our first-generation MiniMed 670G hybrid closed-loop system in 2016, and continues today as we develop our third-generation AID systems. Our ecosystem of technologies is robust, reliable, easy-to-use, adapts to varying lifestyles and preferences, employs closed-loop autonomous dosing capabilities, and delivers health outcomes for a wide diversity of patient types. We are also able to implement system-wide cybersecurity risk mitigations that are fully integrated into our product offerings and are under our control. As PWD adopt Smart Dosing, we believe these factors position our company to capture share.
A global leader in diabetes medical devices with the largest number of pump users, broad and deep commercial reach, and scaled manufacturing capabilities
According to Seagrove Partners’ March 2026 market model, Insulet, Tandem, Ypsomed (now known as mylife Diabetes Care), Beta Bionics, and Medtrum, which we believe represent our closest insulin pump competitors, operate in 16, 23, 16, 1 and 11 countries, respectively. We have a strong OUS presence, with the largest number of pump users in Benelux, Germany, Israel, Italy, the Scandinavian region, and Spain, the second largest number of pump users in the United Kingdom, France, and Australia, and the third largest number of pump users in Canada, according to Seagrove Partners’ March 2026 market model. According to the same market model, we also maintain strong positions in top OUS developing markets: for example, we have the largest number of pump users in Argentina, Brazil, Poland, Russia, and Saudi Arabia, which markets we consider our top five OUS developing markets.
We deliver on our mission with a well-invested, global, and experienced employee base of approximately 8,000 dedicated employees globally, including over 2,800 commercial employees, and two world-class dedicated manufacturing facilities. Commercially and operationally, our scaled global infrastructure creates a significant barrier to entry, given our decades-long presence operating outside of the United States. We have experience navigating numerous distinct local regulatory and reimbursement regimes and have made a significant level of upfront investment that is required to establish footholds in our markets. As we go to market, we promote education in AID, expand availability of our products in the United States across distribution channels and health plans, and are differentiating ourselves outside of the United States in national tender regimes.
Over our years of operation, we have developed a deep understanding of each of our markets’ unique local dynamics to optimize our commercial approach. In many markets, our sales cycle is high touch, where we benefit by dedicating resources to functions that range from demand generation, both in the field and in digital marketing, through fulfillment support and renewals. Country to country, particularly within the EU, Japan, and Australia, we adapt our selling motion to a variety of payment schemes, varying constraints on our marketing activity, and differing levels of government and private payor involvement. We support patients and healthcare professionals in their treatment decisions and ongoing product utilization, building relationships with thousands of prescribing HCPs globally, including through clinical field professionals.
We have built a scaled manufacturing base, which we believe will enable our profitability and provide substantial operating leverage as we grow. We have produced over 5 million insulin pumps since 2001.
Significant body of compelling clinical and real-world evidence demonstrating our technology’s superior performance
There is a significant base of real-world data and experience as well from users, as hundreds of thousands of people have used our products. Broadly, this evidence supports the superiority of our system against other existing treatment options. Over the years, our products have produced consistent high-quality results for users.

A real-world study of adult ROS users, who represented 5.3% of the adult cohort, observed an approximately 81% TIR outcome (74% TIR for all adults), well above the 70% minimum ADA guideline. In another study, 86% of 780G ROS users, which represented 6.4% of all users, and 62.5% of all users, achieved at least that minimum 70% TIR. In a published meta-analysis, MiniMed users also exhibited the largest improvement in TIR when compared with competing systems, showing a mean difference of over 21% net higher TIR as compared with MDI, or five hours per day improvement. In the ADAPT randomized controlled study, users of our MiniMed780G system with our SmartGuard algorithm and Meal Detection technology achieve a significant average reduction in A1C of 1.4%, compared to MDI therapy with CGM alone.
Our system is also differentiated in its ability to deliver improved outcomes across a variety of diverse patient ages, diets, and lifestyles across the world. It is effective in difficult-to-treat populations: For example, evidence shows that high-risk T1D youth (aged 13-25 years) achieve more than nine additional hours of TIR after switching to a MiniMed 780G from MDI. It is simple enough for all users: a sample of patients naive to technology achieved 85% TIR after switching to MiniMed 780G. In terms of user experience, the MiniMed 780G has maintained the number one pump satisfaction in the United States since Q2 2024, according to pump satisfaction survey results from dQ&A’s Q2 2025 U.S. Diabetes Patient Voice report. According to the same report, in Q2 2025, the MiniMed 780G achieved a 53% overall satisfaction rating in the United States, compared to 47%, 48%, 37%, and 34% overall satisfaction ratings achieved by Tandem’s t:slim X2, Tandem’s Mobi, Insulet’s Omnipod 5, and Beta Bionics’ iLet Bionic Pancreas, respectively, which we believe represent the MiniMed 780G’s closest insulin pump competitors. Taken together, evidence shows that our solutions, through the simplicity of using one purpose-built technology ecosystem, improve the quality of life for our patients.
Industry-defining innovation track record, skilled global R&D team, and robust proprietary Virtual Patient Model
We have a 40+ year history of demonstrated excellence in innovation. We are committed to making material contributions to improving the lives of PWD through industry-defining inventions, including the first insulin pump with mass-market appeal and usability, the first physician-use CGM system, and the first hybrid closed-loop pump system. We support our innovation mission with a strong base of scientific, engineering, and regulatory expertise. Leading our efforts are over 1,100 research and development professionals who bring a diversity of skills across electrochemistry, electronics, mechanical engineering, software, data science and AI, and consumer electronics and valuable experience in the diabetes space. We have continuously invested in these capabilities and our innovation, deploying $448 million in research and development over the twelve months ended April 24, 2026 and $1.3 billion over the last three fiscal years.
Over the years, we have accumulated a wealth of longitudinal patient data and experience to support our continued innovation as the first company that has developed and commercialized both insulin delivery systems and CGM systems. Leveraging this proprietary data, we have constructed a robust Virtual Patient Model comprised of over 430 million data points from a wide variety of patients that simulates real-world conditions across a range of physiologies. With this Virtual Patient Model, we can accelerate our ability to iterate and virtually evaluate algorithm improvements with high correlation to real-world and controlled clinical outcomes. We believe it is a critical differentiator versus our competition, as dosing algorithms become more complicated and precise—eventually creating a completely hands-free experience, eliminating elements of user input such as carb counting.
Large intellectual property portfolio, fortifying our competitive positioning
Over our decades in operation, we have accumulated a large body of intellectual property. We vigorously safeguard our proprietary rights through a combination of patents, copyrights, trade secrets, nondisclosure agreements, and other legal protections. As of April 2026, we own or have rights to a large global patent portfolio with over 2,000 patents and patent applications worldwide, certain of which relate to various current or prospective aspects of the MiniMed 780G, Simplera CGM, InPen, algorithms, and adjunct products and systems. Protecting our intellectual property is a core strategic focus for our business, as we believe many of our current technologies and those in our pipeline are superior advancements to other products that are available today.
Attractive financial profile characterized by strong net sales growth, high device content per customer, and durable revenue base
Our competitive strengths and execution of our strategy have resulted in an attractive financial profile for our business. We have demonstrated double-digit year-over-year net sales growth in the last two fiscal years, driven by growing sales of our MiniMed 780G system as well as the successful launch of our Simplera CGM in the EU and the United States, Instinct CGM in the United States, and Simplera Sync in the EU. Because we commercialize all parts of an integrated diabetes management system, we are uniquely positioned to generate greater revenue per customer compared to competitors that only offer components of such systems and positions us to grow and take share through commercial execution, particularly with our next generation of products.

Our offerings are designed to generate a significant amount of revenue per pump user. We have a robust global base of more than 640,000 pump users as of April 2026. To this user base, we sell compatible consumable products, including CGMs, infusion sets, reservoirs, and other software and services. In the fiscal years ended 2026 and 2025, 82% and 80%, respectively, of our total revenue came from the sales of CGMs, other consumables, software, and services, which we believe make our core revenue base durable and resilient. We are well-positioned to operate at an attractive margin profile in the near- and long-term as a result of our best-in-class clinical outcomes, scaled commercial presence and infrastructure, and pipeline of innovative products, including our patch pump in development.
Highly experienced management team with a purpose-driven workforce—driving performance with a culture of accountability
Our global organization is led by an experienced, proven, and performance-driven senior management team that manages all aspects of our business. Our senior management team consists of industry and corporate veterans with a track record of leadership both within Medtronic and in other select world-class organizations. This team has a passionate focus on helping PWD, and has been responsible for key recent organizational achievements that put our business on its current trajectory, including the 2023 U.S. FDA approval of our MiniMed 780G system, 2024 CE Mark and 2025 U.S. FDA approval for MiniMed 780G with Simplera Sync sensor, 2024 U.S. FDA approval of our Simplera CGM, our global sensor partnership with Abbott announced in 2024, 2025 FDA clearance and 2026 CE Mark for the Instinct CGM for use with MiniMed 780G in 2025, and 2026 FDA clearance of the Flex pump.
We are supported by a dedicated, mission-focused global team of approximately 8,000 employees as of April 2026. Many of those employees have a strong connection to Diabetes, because they either have Diabetes themselves or have a close loved one who lives with Diabetes. Together, our team has built a culture of accountability and execution, where any individual can reach their full potential, make a difference for our customers, and be rewarded for it. We pride ourselves on our MiniMed Business System and Ways of Working and have established over 1,000 ongoing continuous improvement initiatives and milestones with individual dedicated initiative owners driving towards milestones to improve the business every day. These initiatives and focus have driven our recent momentum and our business on its current trajectory.
Our Growth Strategies
We aim to generate sustainable and profitable growth through execution of our corporate strategies.
Serve unmet needs with our current AID system generation of solutions by executing our commercial strategy and expanding clinical indications
We plan to continue to drive adoption of AID across our addressable market and additional population segments. In our current addressable market, we are driving sales of our MiniMed 780G system by communicating its clinical efficacy and customer experience benefits to PWD and prescribing HCPs through field clinical engagement, digital marketing, and our other commercial activities. Alongside patients new to therapy, we are focused on upgrading individuals using our prior pump generations, those using competing pumps, and others who are currently using more traditional solutions like MDI. We believe this most recent generation will continue to resonate with customers. Another key growth strategy is to increase our global CGM Attachment Rate, which we believe we can do with our next-generation Simplera Sync CGM sensor.
We also have an opportunity to grow the addressable market for MiniMed 780G through expanded indication labeling. For example, in fiscal year 2026, we received U.S. FDA and CE Mark approval for use of the MiniMed 780G system by insulin-requiring T2D patients. We believe the insulin-requiring T2D population is vastly underpenetrated around the world and well-suited for the MiniMed 780G system.
Leverage algorithm and dosing expertise to drive adoption of Smart MDI systems
In addition to AID, we continue to drive momentum with MiniMed Go, our next-generation Smart MDI system solution. Our dosing algorithm technology and connected Smart MDI systems help people with T1D or T2D to optimize their daily injections, driving better glycemic control versus other traditional therapy options.
As we pursue our strategy to drive Smart Dosing adoption for people with T2D, our Smart MDI is an available, attractive option for those requiring basal insulin treatment. As with our AID strategy, we plan to continue to drive uptake through our dedicated commercial functions across our markets.

Expand CGM options for PWD with global Abbott CGM partnership
In addition to our Simplera and Simplera Sync, we have introduced an additional complementary CGM option through our global partnership with Abbott. Abbott supplies us with Instinct, an alternative CGM sensor based on Abbott’s most advanced single-analyte CGM technology, and will be the exclusive supplier of third-party CGMs for certain of our AID and Smart MDI systems. We believe our partnership with Abbott will allow us to expand access to our advanced AID and Smart MDI systems that deliver best-in-class outcomes with the most widely used CGM technology in the world.
Deliver breakthrough innovation with our pipeline including our next-generation AID systems
We believe our pipeline is at a critical turning point where our next-generation AID system will create significant competitive differentiation to fulfill our mission of safely and effectively automating diabetes management to deliver a “hands-off” patient experience. We plan for this system to provide our customers with much greater choice for AID treatment using new technologies across insulin administration, CGM, and dosing algorithm technologies, in one unified platform and one consistent application for user and HCP experience, all while further reducing patient burdens significantly and raising the bar for clinical outcomes.
Our rich commercial pipeline includes our next-generation Vivera dosing algorithm; and our MiniMed Fit patch pump with extended wear. These low-burden, easy-to-use, and consumer-friendly products are expected to be wrapped around a unique software system that we are designing to allow the user to switch easily between devices to customize their treatment with a desired system solution combining these technologies.
Accelerate growth through strategic partnerships and tuck-in acquisition opportunities
As an independent company, we expect to have independent financial flexibility, scale, and access to capital markets that we may utilize to complement our organic initiatives with additional inorganic opportunities when appropriate. We have identified an attractive set of strategic opportunities across potential partnerships and tuck-in acquisitions. As part of this strategy, we expect to continue to pursue attractive strategic collaboration opportunities, such as our partnership with Abbott to expand CGM choice and access to our AID and Smart MDI systems. In addition, we expect to be opportunistic in pursuing growth-enhancing partnerships and/or tuck-in acquisitions.
Drive profit margin expansion by capitalizing on the utilization of our fully integrated diabetes systems
Our aim is to grow our profit and cash flow at a higher rate than our revenues through a number of levers. We first plan to drive sales of our full-system solution to optimize our opportunity to generate greater revenue per customer, compared to competitors that only offer components of such systems, which we believe will translate to higher margins as we sell higher volumes of product. As our CGM sensors, insulin pumps, and Smart MDI systems continue to proliferate, we also have an opportunity to expand our margins by developing and building out new high-volume and automated manufacturing. In particular, we believe our process for manufacturing our sensors has potential for significant expansion at higher volumes. While executing on these opportunities, we also plan to continue to execute our regular cadence of cost transformation initiatives, which have resulted in cost savings in recent periods.
Our Commercial Organization
We believe our commercial and service capabilities, scaled manufacturing capabilities, and broad and deep commercial reach provide us with a key competitive advantage among leading diabetes device manufacturers and the ability to realize durable growth at scale over the long term, as improving standards of care proliferate globally.
Our global commercial operations consist of over 2,800 employees as of April 2026. Our customer care and technology support operations represent over 1,300 employees across our commercial functions, with scaled global call centers that support 25 different languages on a 24/7/365 basis. Our reach, access, and relationships within the physician community have been cultivated over decades of strong partnership. We have active relationships with thousands of prescribing physicians globally, primarily endocrinologists and diabetes educators. We believe our omnichannel B2B2C marketing capabilities, digital and in the field, strong relationships in the diabetes community, and global brand reputation position us as the preferred customer choice throughout the entire customer journey.
PWD often have strong preferences about their choice in treatment, with prescribing HCPs having a position of influence on these choices by providing a clinical perspective and recommendation for their patients. As a result of this characteristic of our industry, we invest heavily in our brand and customer-facing marketing activities, in addition to our clinical activities in the field. We also provide wraparound support resources for patients to track their care and for providers to evaluate their patient population in their clinic. We have long-standing relationships with top patient advocacy groups who are highly influential on consumer choice and evolving clinical standards of care. We also have invested in establishing credibility and trust with KOLs and social advocacy organizations who drive awareness and influence. These end-to-end marketing capabilities and diverse media channels drive high brand affinity and preferred customer choice in the industry.

We offer a number of end-to-end digitally enabled customer service platforms that give our customers the ability to self-manage care when they want to, as well as receive high-touch human interactions when it matters most. From onboarding tools and eCommerce shopping to proactive outbound services and therapy dashboards, we strive to offer our customers a five-star customer experience. In some countries, we are even able to offer our devices and related services in a bundled therapy subscription offering for more support and customization. These services provide a unique and differentiated therapy experience, reduce sale and support friction, and foster long-term loyalty among our customers. Two such programs include StartRight and StayRight. As part of the StartRight program, we provide PWD new to therapy with virtual product training and identify them for proactive clinical specialist outreach to ensure a smooth start to therapy. During StayRight, our clinical team addresses common therapy friction points and engages in proactive outreach and troubleshooting to existing patients, such as repeat caller support. As of fiscal year 2026, these targeted customer support programs have engaged over 30,000 PWD across EMEA, and we expect to launch targeted customer support programs in the United States and other international markets.
Strategically, we invest in markets where we believe our state-of-the-art technologies have the best chance for broad adoption and reimbursement. As we launch new products and go to market, our commercial capabilities and reach enable us to drive uptake and adoption as quickly as possible.
In the United States
Our U.S. sales infrastructure includes over 1,000 dedicated MiniMed professionals, including commercial employees, field clinical representatives, and territory managers who support over 20,000 prescribing HCPs and who have built deep relationships with KOLs. Across approximately 170 territories, our U.S. salesforce footprint is strategically aligned to patient concentration, with field resources deployed nationwide commensurate to patient distribution density. We consider this breadth to be a key growth enabler in our market, as our engagement with these clinical professionals helps to proliferate broader understanding and appreciation of our differentiated clinical data and user experience.
We partner closely with our network of HCPs to provide training, education, and service at scale. As of November 2025, approximately 50% of our team of advanced diabetes clinical educators are CDCES-credentialed. This team conducts thousands of device trainings each year to help physicians better support their patients, in addition to training completed by contracted external trainers. In addition to our team of professionals, we offer technology services for HCPs through our CareLink Clinic platform that helps them run their clinics more effectively. CareLink Clinic transforms real-time patient data into clear and understandable dashboards and insights, with streamlined ability to identify potential issues their patients may be having with their diabetes management. Through our MiniMed Outcomes platform, we are able to show aggregated outcome data at a clinic level. This allows clinicians to allocate their time to the most vulnerable patients while reducing the number of visits for patients who have good glycemic control. Clinics can also assess their overall performance in supporting PWD by looking at their data at a population-wide level. As of February 2025, nine in ten HCPs agree that our CareLink Clinic reports are the best-in-class for treating patients on AIDs, according to physician surveys conducted by Medtronic. In addition to CareLink, we invest in research and education for use of our technology in diverse environmental use conditions such as adolescents, fasting, exercise, pregnancy, and older patients. This helps support the variety of use cases a clinic must handle.
Driving the quality of our customer service function is a team of employees responsible for helping customers navigate resupply needs, processing orders and fielding customer calls for any questions or troubleshooting needs that customers may have. We operate scaled global call centers, available on a 24/7/365 basis and supporting 25 different languages, with a single customer service line that covers hundreds of thousands of calls annually. These technical support resources are also available to HCPs to ensure they always have the latest information to help them care for their patients. With our reach, we invest in customer-centric initiatives. For example, our goal is that a customer who needs a replacement product can receive one the next day no matter where they are. Our team also helps patients navigate the complexity of various insurance plans in the United States including Medicare and Medicaid. We also mobilize support for communities and disaster relief to ensure users have adequate Diabetes supplies. This record of support over 40 years reinforces the brand equity of MiniMed.
Our channel expertise and distributor relationships drive revenue stickiness, differentiation and scale. For the fiscal year ended 2026, approximately 72% of our business in the United States (excluding U.S. territories) shipped directly to patients, versus approximately 28% indirect with distributor partners. Our distribution team manages over 25 partner relationships as of April 2026, including multiple major retail pharmacy distributors. We sell through the DME channel as a Durable Medical Equipment, Prosthetic Devices, Prosthetics, Orthotics, & Supplies (DMEPOS)-accredited DME supplier and through the pharmacy channel, including, with pharmacy relationships across the United States and contracts in place with major distributors. We also operate MiniMed Pharmacy, with licenses in approximately 40 states. Currently, though we distribute the majority of our products through the DME channel and only a small percentage of our products through the pharmacy channel, we anticipate further expanding coverage for our products under the pharmacy benefit to increase our pharmacy channel utilization. We estimate that as of April 2026, approximately 69% of our customer base in our direct-to-patient distribution is comprised of patients covered under commercial insurance benefit plans.

The U.S. DME channel offers broad, established coverage for diabetes technology and a faster ramp to coverage with existing Healthcare Common Procedure Coding System (HCPCS) codes. We address DME service gaps by selling our products through distributor partners. Through our years of experience distributing our products through the DME channel, our teams have developed the skill and knowledge needed to navigate complex DME coverage determinations. We maintain 500+ direct contracts for all payor types in the United States and have observed strong reimbursement rates. We also maintain contracts with numerous national pharmacy benefit managers (“PBMs”) and PBM-lead group purchasing organizations in the United States, and we have established formulary coverage for our CGMs and insulin pumps. In January 2026, we expanded U.S. formulary coverage for our MiniMed 780G system through new agreements with major PBMs and group purchasing organizations. These agreements encompass the MiniMed 780G insulin pump and our expanded CGM portfolio, including Simplera, Simplera Sync, and Instinct, and build on existing pharmacy coverage for our CGMs and consumables. As of February 2026, we estimate that our U.S. pharmacy benefit coverage arrangements include over 200 million commercial covered lives, based on data from MMIT and publicly available statements from our contracted PBM partners regarding the scope of their coverage, which equates to approximately 70% of commercial covered lives in the United States.
In the United States, we have secured broad access for the MiniMed 780G system under the medical benefit, achieving approximately 95% nationwide DME coverage through reimbursement contracts negotiated directly with health plans. We have additionally obtained access under the pharmacy benefit for the MiniMed 780G through contracted agreements with PBMs, reaching approximately 40% nationwide coverage as of November 2025, according to MMIT. We anticipate the MiniMed Flex, which is expected to be a line extension of the MiniMed 780G, will be eligible for similar levels of coverage under the DME and pharmacy benefits. We similarly hold contracts outlining extensive CGM coverage: as of November 2025, our Simplera Sync and Instinct CGMs have approximately 90% coverage nationwide under medical benefits in DME, and as of June 2026 the Instinct and Simplera CGMs have approximately 60% nationwide coverage under pharmacy benefits, according to MMIT. The InPen Smart Pen is eligible for coverage under the pharmacy benefit in approximately 67% of commercial health insurance plans and approximately 50% of Medicaid plans in the United States as of November 2025, according to MMIT.
To ensure our customers are able to access our products through their insurance, our intake teams evaluate a patient’s health plan benefits and process their prescription through the benefit that provides the lowest out-of-pocket cost. As a licensed pharmacy in approximately 40 states as of December 2025, we are able to conveniently adjudicate their prescription, apply any financial support programs for which the patient may be eligible, and direct-ship the product to the patient’s home. Similarly, as a DMEPOS-accredited provider, we offer the same convenience through DME, leveraging our tenured teams and detailed payor documentation flows.
We closely monitor policy changes and engage often with national diabetes advocacy groups, including Diabetes Technology Access Coalition (DTAC), Advamed, and Medical Device Manufacturers Association (MDMA), to lobby and influence policy makers for adequate reimbursement pathways and coverage for our products. We also provide data and support to these groups as they continuously evaluate their standards of care for diabetes treatment.
Outside of the United States
Globally, the diabetes market is very heterogeneous, requiring highly specific yet broad expertise in order to operate and succeed. A considerable portion of our sales have come from the EMEA region. This region is highly diverse, where there are nuanced differences in sales process and country-specific factors like tenders, vendor rankings for access, and varying levels of government involvement in procurement, fulfillment, and reimbursement.
For example, in Italy, its national health service delegates procurement to 19 regions and two autonomous provinces, within a tender framework. Across Italy, our business achieved a greater than 95% sensor adoption rate for those customers who used our insulin pumps in fiscal year 2025, and has been ranked as a number one or two leading brand for insulin pump users in each of the 2022-2024 dQ&A Italy Patient Voice surveys. We achieve this through a local tailored approach to HCP advocacy, partnering with around 300 patient groups and 2,000 HCPs as of April 2025, given Italy also limits digital marketing and advertising activities.
In contrast, France delegates procurement, fulfillment, and training to private service providers, with whom we negotiate pricing and supply agreements. These service providers are also the only parties that can have direct patient contact, meaning demand generation activity generally focuses on making our economic case to the service providers and HCPs, while also using more social media and press to highlight our products and brand instead of conducting field clinical sales activities.
We have observed similar variability in the OUS developing markets in which we maintain commercial operations. For example, Argentina and Brazil both follow a direct distribution model, where we ship orders directly to institutions or patients, and in some cities our distribution is also supported by pharmacies. In Poland, the national government provides reimbursement for our products, and we distribute our products by tendering to hospitals. Russia operates under a national tender framework.

Our European commercial organization is large, supporting thousands of HCPs, and boasts a long tenure of experience in the diabetes industry. We have built a large patient advocacy organization inclusive of partnerships with national, regional, and local associations. As of fiscal year 2026, we have developed deep relationships with KOLs, including approximately 70 regional KOLs, over 100 additional country-level KOLs, and a team of patient advisors in the region who help to drive advocacy. Similar to our efforts in the United States, in EMEA we engaged digitally over 100,000 HCPs with over 8,000 HCPs through HCP education programs in fiscal year 2026, including over 1,000 HCPs through webinars, and our podcast attracted over 2,500 listeners. In fiscal year 2026, we also reached over 4,200 HCPs through in-person outreach, including therapy education programs, peer-to-peer programs, and multi-day instructional events, and we directly interacted with over 3,100 HCPs through our attendance at conventions and other in-person events. We also strategically leverage our large digital footprint in these markets in compliance with country-level regulations regarding digital marketing activities. Customers in EMEA also value our integrated system sale and related wraparound services. We offer a number of digital care management platforms, training and onboarding tools, and in some countries we are able to offer our devices and related services in a bundled subscription offering.
Research and Development
Our multidisciplinary capabilities in research and development, underscored by our deep clinical experience, enable our business to develop breakthrough innovative solutions for PWD. We have a highly experienced team, with the expertise to drive our robust pipeline. Our team is composed of over 1,100 research and development professionals who bring a diversity of skills across electrochemistry, electronics, mechanical engineering, software, data science and AI, and consumer electronics and valuable experience in the diabetes space.
There are significant opportunities in diabetes technology, and we have a disciplined approach to our portfolio, aligning projects with our long-term strategic goals and growth vectors. We have completely overhauled the architecture of our software, digital, hardware, and manufacturing platforms. This will allow us to accelerate new product introductions through the scale benefits of one app and one algorithm for all devices and user personas.
Our differentiated strengths in our R&D platform result from the amount of data we have and our experience in not only developing algorithms but also clinically validating them. Algorithm design and enhancements drive superior clinical performance of our AID system by optimizing insulin delivery timing and amounts. Additionally, we were the first diabetes company that houses R&D for all the components of an AID system inclusive of pump, CGM, algorithm, infusion set, and patient/HCP-facing software. To optimize our development process, we created a digital twin of patients which aggregates over 430 million data points from many thousands of patients and enables us to accelerate our ability to iterate and virtually evaluate algorithm improvements with high correlation to real-world and controlled clinical outcomes. We believe it is a critical differentiator versus our competition, as dosing algorithms become more complicated and precise. This platform has the potential to reduce our R&D timeline by allowing us to expedite the testing and iteration process. It significantly increases our confidence in product performance under the scrutiny of clinical trials and regulatory review.
Our primary research and development activities take place in our Northridge, California corporate headquarters, with additional research and development personnel based in Minneapolis, San Diego and Israel. We invest with a commitment to innovating next-generation diabetes care solutions that enhance the standard of care for our customers and drive organic growth for our business. R&D expense incurred was $448 million, $436 million, and $437 million in fiscal years 2026, 2025, and 2024, respectively. Our substantial investment in R&D directly fuels large intellectual property generation, as evidenced by the numerous patents filed each year that stem from these development efforts. This strong link between innovation and intellectual property protection ensures that our product pipeline remains both cutting-edge and strategically safeguarded.
Clinical Research, Medical Office, and Regulatory Affairs
Our Clinical Research, Medical Office (which includes Medical Safety), and Regulatory Affairs functions are comprehensive in scope and impact, supporting our ability to develop and market our medical-grade technologies.
Clinical Research creates objective and scientific evidence demonstrating safety, performance and clinical value of products that allows our business to gain market access and adoption. Our Clinical Research team’s responsibilities include developing comprehensive global evidence strategy, innovative study design and execution, evidence-generation pathways, post-market surveillance, clinical evaluation, external and collaborative research, and global investigator and site engagement.

The Medical Office provides strategic development and execution, subject expertise, and relationships necessary to create meaningful benefits for patients and HCPs. Our Medical Safety team of experienced safety professionals engages across the product lifecycle to promote early identification and quick mitigation of potential patient safety issues. They review literature for safety investigations, support post-market surveillance, develop Issue Impact Assessments, provide input on potential Field Corrective Actions, maintain other safety records, and provide input to our risk management processes. Our Medical Science and Medical Affairs teams assist in our efforts including input to product development to provide context for clinical needs and value proposition; objective input to portfolio management and market assessments; engagement with patients, providers, and professional societies; dissemination of evidence to relevant stakeholders; reimbursement expertise; development of health economic evidence and tools and clinician education strategy; and tactical execution.
Regulatory Affairs ensures global access to our products, processing hundreds of regulatory filings annually across our countries of operation. Our dedicated regulatory teams execute on core registration processes, provide ongoing commercialized regulatory support, and coordinate with distributors and local registration groups. The Regulatory Affairs team allows our business to transition our portfolio as regulatory environments evolve, while also achieving market access for our new product releases.
Manufacturing & Supply Chain
We operate with a global manufacturing, supply, and distribution footprint designed to allow us to meet the demand for our products in a reliable and timely manner. We apply lean principles to grow our efficiency with manufacturing automation, supply chain digitization, and other strategies. Our experience in serving hundreds of thousands of PWD and producing millions of products annually has helped us understand the intricacies of manufacturing high volumes of products at scale and shipping them around the globe. We have built a global network of suppliers to provide a durable and secure supply chain for our business. Our manufacturing operations are led by a team whose members have extensive experience in the commercial manufacturing of medical devices, including other technological advances in diabetes treatment.
In particular, we have made conscious design choices for the MiniMed Flex, our next-generation insulin pump, and the MiniMed Fit patch pump by leveraging our existing intellectual property portfolio to maintain optimal performance while enabling scalable manufacturing capabilities and minimizing execution risk.
The MiniMed Flex pump utilizes a familiar design that employs MiniMed 780G’s proven pump drive mechanism, reducing complexity and manufacturing costs. MiniMed Flex will be compatible with our existing reservoir and infusion set portfolio, including our seven-day infusion set and over 20 cannula options. Through our manufacturing partner, we aim to scale production capacity to approximately 100,000 units annually at launch and have plans to further scale production in the future. Achievement of these production targets depends on our manufacturing partner’s ability to meet contracted capacity commitments.
With the MiniMed Fit patch pump, we plan to strategically separate low-volume electronics into reusable modules while designing high-volume disposable components for simple, scalable production. Using our proprietary cannula and reservoir technology, we have streamlined the design to utilize just 64 total parts, compared to the 70 components used in the assembly of Insulet’s Omnipod 5. To further bolster scalability, we have designed the MiniMed Fit patch pump so that patients will only require six patches per month, compared to the ten patches per month required with Omnipod 5. Through our experienced manufacturing partner, we have arranged for an initial launch capacity of approximately 20,000 patients annually, with plans to scale to meet additional demand.
We operate two primary internal dedicated manufacturing facilities located in Northridge, California and Juncos, Puerto Rico. We produce certain of our pumps, reservoirs, and sensors at these facilities. Our current manufacturing infrastructure features a range of capabilities including sensor fabrication, reservoir production, pump programming, assembly, testing, packing, and release. We also leverage our contract manufacturing partnerships for additional services including application-specific integrated circuit production, substrate production, pump and CGM assembly, warehousing, postponement, kitting / final goods, and transmitter recharge processes.
We are registered with the U.S. FDA as a medical device manufacturer and we are subject to and maintain compliance with ISO manufacturing standards, including ISO 13485 certification, current Good Manufacturing Practices, and the relevant QSR requirements.
We use a broad range of raw materials and components in the manufacturing of our products, purchasing these inputs from a diverse set of third-party suppliers globally. Our global scale allows us to provide our customers with improved supply chain security at a reduced cost and risk. We focus on manufacturing and supply chain efficiencies and security on an ongoing basis, developing business contingencies and remediation plans to ensure we can meet customer needs.
We ship our products annually to over 80 countries. We operate two primary distribution hubs globally in Louisville, Kentucky and Heerlen, Netherlands, and have 26 additional distribution facilities globally, utilizing commercial freight carriers to distribute our products to customers around the world.

Our Competition
The diabetes medical device industry is highly competitive, with companies constantly innovating and developing new products, technologies, and treatment approaches. However, due to thresholds for manufacturing scale, IP protection, and regulatory infrastructure, there are a small number of scaled competitors. Of these players, we have the largest global presence in AID/Smart Dosing, ensuring broad access and support for patients worldwide. With decades of experience operating in U.S. and international markets, our robust infrastructure for distribution, training, and long-term service support makes us a formidable competitor in these regions.
Commercializing all parts of an integrated diabetes management system allows us to have the opportunity to generate greater revenue per customer compared to competitors that only offer components of such systems and positions us to grow and take share through commercial execution, particularly with our next generation of products. Our ecosystem includes the MiniMed 780G system for automated insulin delivery, including the insulin pump, CGM, insulin dosing algorithm, and a broad consumables portfolio and the InPen Smart Insulin Pen for MDI users, expanding automation beyond our pump solutions. Our solutions come with real-time analytics and decision support tools to further optimize therapy for our patients.
We compete with companies such as Beta Bionics, Inc.; Dexcom, Inc.; Insulet Corporation; Sequel Med Tech, LLC; and Tandem Diabetes Care, Inc.
In addition, we face competition beyond devices from a number of existing pharmaceutical companies, medical researchers, and startups, and large tech companies that are pursuing new diabetes treatments including preventative therapies for T1D, potential beta-cell replacement therapies, and alternative approaches to non-invasive glucose monitoring and smart insulin formulations.
Intellectual Property
We rely on a combination of intellectual property rights, including our patents, trademarks, trade secrets, and copyrights, as well as rights to third-party intellectual property pursuant to licenses and other contracts relating to a wide array of third-party technologies, to establish, maintain, protect, and enforce the intellectual property and other proprietary information used in our business. Over our decades in operations, we have accumulated a large intellectual property portfolio. Establishing, maintaining, protecting, and enforcing our intellectual property and other proprietary rights in the United States and around the world is important to our success, and we consider these rights, in the aggregate, to be material to our business; however, we believe that no single intellectual property asset or license is material in relation to our business as a whole.
To facilitate the Separation and enable our operations to continue with minimal interruption following the Separation, Medtronic granted to us licenses to use certain intellectual property rights retained by Medtronic that we used in the conduct of our business prior to the Separation, including the “Medtronic” name and logo, for a limited duration following the Separation, even if Medtronic ceases to own a controlling equity interest in our company. In addition, we granted to Medtronic a license to use certain intellectual property rights owned by us following the Separation. For additional details relating to this post-transaction relationship, see our definitive proxy statement for the 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates (the “2026 Proxy Statement”).
We seek to establish, maintain, protect, and enforce our intellectual property and other proprietary rights by all appropriate means, but the steps we have taken, and will take in the future, may prove inadequate. Third parties could infringe, misappropriate, or otherwise violate our intellectual property and other proprietary rights. In addition, despite our internal processes for intellectual property clearance, we could face allegations of infringement, misappropriation, or violation of the intellectual property or other proprietary rights of third parties. Under either circumstance, our business, results of operations, financial condition, or cash flows could be adversely affected. For additional information about these and other risks associated with our use of intellectual property and proprietary information in our business, see “Risk Factors.”
Trademarks
Our trademark protection is an important part of establishing and maintaining brand recognition for our products in the United States and around the world. The vast majority of our net sales are derived from products bearing proprietary trademarks and tradenames. These trademarks and tradenames distinguish our products from our competitors’ products. We seek to obtain protection for these trademarks and tradenames by all appropriate means, and we consider them, in the aggregate, to be material to our business.

As of May 2026, we own or have rights to over 350 trademark registrations and applications worldwide. Trademarks registered in the United States remain in force for 10 years and may be renewed every 10 years after issuance so long as the mark is still being used in commerce. Trademarks registered in other countries generally have varying terms and renewal policies. Filing a trademark application does not guarantee that the trademark application will proceed to registration. Our trademarks could be challenged, invalidated, declared generic, infringed, or otherwise violated. Opposition or cancellation proceedings may in the future be filed against our trademark applications and registrations, and our trademarks may not survive these proceedings.
Patents
We actively file and maintain a portfolio of patents in the United States and around the world and seek to obtain and enforce patent protection by all appropriate means. Our patent portfolio focuses on certain features of our products (for example, MiniMed 780G, Simplera CGM, InPen, algorithms, and adjunct products and systems), including methods of use, manufacturing processes, delivery devices, sensors, software, designs, and packaging. As a result, our products are often protected by multiple patents covering a variety of distinct features of the product. This diminishes our reliance on any individual patent for a product’s commercial success because the inability to obtain patent protection for one feature of the product can often be offset by patent protection of a different feature or by other types of intellectual property protection. Consequently, while we consider these patents, and the protection thereof, to be important, we do not consider any single patent to be material to any material product or product family, and we do not expect the expiration of any single patent to have a material impact on any material product or product family.
As of April 2026, we own or have rights to over 2,000 patents and patent applications worldwide. The term of individual patents depends upon the country in which the patent is obtained. In the United States, the patent term is generally 20 years from the date the earliest non-provisional patent application to which the patent claims priority is filed, and, in many other countries, the patent term is also generally 20 years from the filing date of the patent application. Our issued patents are subject to the applicable patent term as well as any potential patent term adjustments or patent term extensions that may extend the life of the issued patents, assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.
We cannot predict whether the patent applications we pursue or in-license will issue as patents in any particular jurisdiction or whether the claims of any owned or in-licensed issued patents will provide any protection from competitors. Even if our owned or in-licensed pending patent applications are granted as issued patents, those patents, as well as any other issued patents we may own or license from third parties now or in the future, may be challenged, circumvented, or invalidated by third parties. Consequently, we may not successfully obtain or maintain adequate patent protection for our products, manufacturing processes, delivery devices, sensors, software, designs, or packaging.
Other Proprietary Rights
For certain of our products, processes, product designs, formulations, practices, software, technical data, and strategies, we rely on trade secrets, know-how, and other proprietary information, which we seek to protect, in part, through IT systems and by confidentiality and nondisclosure agreements with our employees, vendors, consultants, and other commercial partners. We also seek to enter into agreements whereby our employees, vendors, consultants, and other commercial partners assign to us the rights in any intellectual property they develop in the course of their engagement with us. However, these agreements may not effectively prevent disclosure or misappropriation of our trade secrets, know-how, or other proprietary information, and disputes may still arise with respect to the ownership of the intellectual property and proprietary information used in our business. In addition, third parties may independently develop substantially equivalent proprietary information or improperly gain access to or disclose our trade secrets.
Quality Assurance
Our customers and providers value high-quality manufacturing and reliability of top-quality products. Through our automated inspection and testing, supplier quality development program, and zero-loss mindset, we deliver world-class products and services to our customers. We have dedicated quality teams that support product design, development controls, quality assurance, quality control, corrective and preventative actions, quality management systems, and post-market vigilance. We believe we have built a solid track record in quality and compliance, delivering our products to the highest standards of our HCPs, often for use with their most vulnerable PWD.
Through our last 40 years of marketed products, our team has learned and improved upon our diverse capabilities in quality assurance to allow us to optimize PWD safety and experience. Our team develops and maintains the processes for developing state-of-the-art solutions for our providers and their PWD in compliance with all applicable standards and regulations. Our quality assurance efforts focus on both the development of new products and continuously enhancing our existing products. In partnership with our deep talent pool of experienced clinicians, our quality assurance team solves clinical problems and provides guidance in the development processes that assure the quality and efficacy of our devices.

Our quality capabilities are robust and built on a foundation of a highly mature organization. Our engineers and compliance professionals assure quality and compliance to worldwide regulations for quality management systems, product development, risk management, supplier quality compliance, design test equipment conformance, and employee training. Through continuous investment in our people and processes, quality assurance programs prioritize PWD safety and compliance to all worldwide standards.
As proof of our commitment to continuous quality improvement and rigorous adoption of standards, we applied for and were selected as a participant in the U.S. FDA Voluntary Improvement Program (VIP) in 2023. The U.S. FDA’s VIP is a voluntary program facilitated through the Medical Device Innovation Consortium (the “MDIC”) that evaluates the capability and performance of a medical device manufacturer’s practices using third-party appraisals, and is intended to guide improvement to enhance the quality of devices.
We expect the highest standards of ethics and integrity from our employees and suppliers. Our employees are encouraged to say something if they see something. Our Chief Quality Officer, in partnership with our Chief Medical Officer, is empowered to make decisions related to safety and quality even and especially if there is an adverse impact on the business.
Government Regulation and Product Approval Process
Our operations and products are subject to extensive regulation by numerous government agencies globally. Our business is global, and we are required to comply with the unique regulatory requirements of each country in which we market and sell our products; this makes our business subject to the risks and costs associated with such regulations. Our business is subject to the rules and regulations of the U.S. FDA, the EU MDR, and various other individual country regulatory bodies and agencies which can affect market access in an ever-changing regulatory environment. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, distribution, and post-market surveillance of our products. Some jurisdictions mandate reporting of marketing expenditures, pricing disclosures, and payments to HCPs. Others require the registration of medical device sales representatives.
United States Regulations
In the United States, the Federal Food, Drug and Cosmetic Act and the U.S. FDA’s implementing regulations govern:
•product design and development;
•pre-clinical and clinical testing;
•establishment registration and product listing;
•product manufacturing;
•labeling and storage;
•pre-market clearance or approval;
•advertising and promotion;
•product sales and distribution;
•recalls and field safety corrective actions; and
•servicing and post-market surveillance.
Each medical device we seek to commercially distribute in the United States must first receive from the U.S. FDA 510(k) clearance through the pre-market notification process, approval of a pre-market approval (“PMA”) application, or de novo classification, unless the device is specifically exempted. Both the 510(k) clearance and PMA processes can be resource-intensive, expensive, and lengthy, and require payment of significant user fees, unless an exemption is available.
The U.S. FDA classifies medical devices into one of three classes—Class I, Class II, or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are subject to general controls such as labeling, pre-market notification, and adherence to QMSR, which cover manufacturers’ methods and documentation of the design, testing, production, control quality assurance, labeling, packaging, sterilization, storage, and shipping of products. Class II devices are subject to special controls such as performance standards, post-market surveillance, U.S. FDA guidelines, or particularized labeling, as well as general controls.

We offer two types of systems for PWD requiring intensive insulin therapy: our AID systems, which include the MiniMed 780G System and its predecessors, and our Smart MDI systems, which include the InPen injector. Both types of systems consist of components that are regulated by the U.S. FDA.
Our MiniMed 780G insulin pump with either Simplera Sync or Guardian 4 CGM sensor and SmartGuard dosing algorithm technology is approved as a Class III automated insulin delivery system by the U.S. FDA through the PMA process. The U.S. FDA defines a Class III medical device as one that supports or sustains human life or is of substantial importance in preventing impairment of human health or presents a potential, unreasonable risk of illness or injury. In addition to the Class III approval for the MiniMed 780G system (MiniMed 780G insulin pump with either Simplera Sync or Guardian 4 CGM sensor and SmartGuard dosing algorithm) as an automated insulin delivery system, two components of the 780G system—the MiniMed 780G pump and SmartGuard dosing algorithm —were submitted to and cleared by the U.S. FDA for additional indications as a Class II ACE pump and iACC, respectively. This Class II indication included interoperability with Class II CGMs, to facilitate integration with the Instinct sensor, which is a Class II CGM.
Our third-generation AID systems include our smaller MiniMed Flex insulin pump, which received FDA clearance in March 2026 and launched in the United States in June 2026. We submitted MiniMed Flex for CE Mark approval in the fourth quarter of fiscal year 2026. They also include our MiniMed Fit patch pump with extended wear, which we aim to submit for U.S. FDA approval by fall of calendar year 2026, with CE Mark submission thereafter.
We are progressing several enhancements to our Smart MDI system with our next-generation MiniMed Go system. MiniMed Go is our next-generation Smart MDI system and includes a simple, self-start smart insulin pen; a single, fully integrated app; and full integration with Simplera Sync and Instinct CGMs. The MiniMed Go app has received U.S. FDA clearance and CE Mark approval, and we launched the product in the United States in May 2026.
Our insulin reservoirs are Class II infusion pumps and have been approved by the U.S. FDA through the 510(k) process. The U.S. FDA defines a Class II infusion pump as a medical device that delivers fluids into a patient’s body in controlled amounts.
Our InPen injector is a Class II piston syringe and has received 510(k) clearance from the U.S. FDA. A Class II piston syringe is defined by the U.S. FDA as a medical device consisting of a calibrated hollow barrel and a movable plunger. At one end of the barrel, there is a nozzle for fitting the hub of a hypodermic single lumen needle. A piston syringe is used to inject fluids into, or withdraw fluids from, the body.
Our InPen app is a diabetes management tool that helps patients track insulin doses, calculate insulin doses using current glucose and carbohydrates and interact with their healthcare teams, which is classified by the U.S. FDA as a Class II Predictive Pulmonary-Function Value Calculator.
U.S. FDA Pre-Market Notification (510(k)) Process
To obtain 510(k) clearance, a manufacturer must submit a pre-market notification to the U.S. FDA demonstrating that the proposed device is substantially equivalent to a previously-cleared 510(k) device, is a device that was in commercial distribution before May 28, 1976 for which the U.S. FDA has not yet called for the submission of PMA applications, or is a device that has been reclassified from Class III to either Class II or I. In rare cases, Class III devices may be cleared through the 510(k) process. The U.S. FDA’s 510(k) clearance process usually takes from three to 12 months from the date the application is submitted and filed with the U.S. FDA, but may take significantly longer, particularly for a novel type of product. Although many 510(k) pre-market notifications are cleared without clinical data, in some cases, the U.S. FDA requires significant clinical data to support substantial equivalence. In reviewing a pre-market notification submission, the U.S. FDA may request additional information, including clinical data, which may significantly prolong the review process.
If the U.S. FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the U.S. FDA determines that the device is not substantially equivalent to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the de novo classification process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device. Once a de novo application is reviewed and approved, the device is given Class II status, and future devices from the company or a competitor may use the company’s de novo-classified device as a 510(k) predicate.
After a device receives 510(k) clearance, any subsequent modification of the device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or could require a PMA. The U.S. FDA requires each manufacturer to make this determination initially, but the U.S. FDA may review any such decision and may disagree with a manufacturer’s determination. If the U.S. FDA disagrees with a manufacturer’s determination, the U.S. FDA may require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or approval of a PMA is obtained. Under these circumstances, the U.S. FDA may also subject a manufacturer to significant regulatory fines or other penalties.

Over the last several years, the U.S. FDA has proposed reforms to its 510(k) clearance process, and such proposals could include increased requirements for clinical data and a longer review period, or could make it more difficult and costly for manufacturers to utilize the 510(k) clearance process for their products.
Pre-Market Approval Process
The second, more rigorous process, known as pre-market approval, requires us to independently demonstrate that a medical device is safe and effective for its intended use. This process is generally much more time-consuming and expensive than the 510(k) process. High-risk devices (Class III) require pre-market approval through this process, where the manufacturer must provide clinical data and other evidence to demonstrate that the device is safe and effective. This process is typically used for devices like pacemakers, stents, and other life-sustaining devices.
A PMA application must be backed by valid scientific evidence, typically consisting of extensive technical, pre-clinical, clinical, manufacturing, and labeling data to demonstrate the device’s safety and effectiveness to the U.S. FDA’s satisfaction. Additionally, the PMA submission must provide a comprehensive description of the device and its components, as well as a detailed account of the methods, facilities, and controls used in its manufacturing process, along with proposed labeling. Once the PMA application is submitted and deemed sufficiently complete, the U.S. FDA initiates a thorough review of the provided information. During this process, the U.S. FDA may request additional details or clarification of existing data. Furthermore, the agency may convene an external advisory panel of experts to assess and provide recommendations on the application. The U.S. FDA also typically conducts a pre-approval inspection of the manufacturing facility to verify compliance with QMSR, which mandates adherence to design, testing, control, documentation, and other quality assurance procedures.
The U.S. FDA’s review of a PMA application generally spans between one and three years, though it can take significantly longer. Approval may be delayed, restricted, or denied for various reasons, including:
•the device failing to meet the U.S. FDA’s safety or effectiveness standards;
•insufficient data from pre-clinical studies or clinical trials to support approval;
•non-compliance of the manufacturing process or facilities with regulatory requirements; and
•new U.S. FDA policies or regulatory changes necessitating additional data.
If the U.S. FDA’s evaluation of a PMA application is favorable, it will issue either an approval letter or an approvable letter, the latter typically outlining conditions that must be satisfied before final approval is granted. Once these conditions are met to the U.S. FDA’s satisfaction, the agency will issue a PMA approval letter authorizing the device’s commercial marketing while imposing any necessary conditions or limitations. Conversely, if the U.S. FDA’s evaluation is unfavorable—whether due to deficiencies in the application or manufacturing process—it may deny approval outright or issue a not approvable letter. In some cases, the U.S. FDA may determine that additional testing or clinical trials are required, potentially delaying approval for several months or even years while further studies are conducted and new data is submitted as an amendment to the PMA.
The PMA process is often costly, uncertain, and time-consuming. Many devices submitted for U.S. FDA approval by other companies have failed to gain authorization for commercial marketing.
De Novo Classification Process
Devices of a new type that the U.S. FDA has not previously classified based on risk are automatically classified into Class III, regardless of the level of risk they pose. However, the U.S. FDA may authorize such novel devices that are low to moderate risk through the de novo classification process. A medical device may be eligible for de novo classification if the manufacturer first submitted a 510(k) premarket notification and received a determination from the U.S. FDA that the device was not substantially equivalent. A manufacturer may also request de novo classification directly without first submitting a 510(k) premarket notification to the U.S. FDA and receiving a not substantially equivalent determination. The U.S. FDA is required to classify the device within 120 days following receipt of the de novo application, although in practice, the U.S. FDA’s review may take significantly longer.
When the U.S. FDA grants a request for de novo classification, the device is granted marketing authorization and can serve as a predicate for future devices of that type through a 510(k) premarket notification.
Exempt Devices

If a manufacturer’s device falls into a generic category of Class I or Class II devices that the U.S. FDA has exempted by regulation, a pre-market notification is not required before marketing the device in the United States. Manufacturers of such devices are required to register their establishments and list their devices. Some 510(k)-exempt devices are also exempt from QMSR requirements, except for QMSR’s complaint handling and recordkeeping requirements. The MiniMed Mobile App and the CareLink Connect (CarePartner) Mobile App are Class II exempt devices.
Post-Market Regulation of Medical Devices
After a device is placed on the market, numerous regulatory requirements apply, including:
•establishment registration and device listing;
•QMSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during the development and manufacturing process;
•labeling regulations and prohibitions against the promotion of products for uncleared, unapproved, or “off-label” uses, and other requirements related to promotional activities;
•medical device reporting regulations, which require that manufacturers report to the U.S. FDA if their device may have caused or contributed to a death or serious injury, or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;
•corrections and product recall reporting regulations, which require that manufacturers report to the U.S. FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the Federal Food, Drug and Cosmetic Act that may present a risk to health. In addition, the U.S. FDA may order a mandatory recall if there is a reasonable probability that the device would cause serious adverse health consequences or death; and
•post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and efficacy data for the device.
Failure to comply with applicable regulatory requirements can result in enforcement actions by the U.S. FDA and other regulatory agencies, which may include any of the following sanctions: untitled letters or warning letters; fines, injunctions, consent decrees, civil, or criminal penalties; recall or seizure of our current or future products; operating restrictions; partial suspension or total shutdown of production; refusal of or delay in granting 510(k) clearance or PMA of new products or modified products; rescinding previously granted 510(k) clearances or withdrawing previously granted PMAs; or refusal to grant import or export approval of our products.
We are subject to announced and unannounced inspections by the U.S. FDA, and these inspections may include the manufacturing facilities of our subcontractors. If, as a result of these inspections, the U.S. FDA determines that our equipment, facilities, laboratories, or processes do not comply with applicable U.S. FDA regulations and conditions of product approval, the U.S. FDA may seek civil, criminal, or administrative sanctions and/or remedies against us, including the suspension of our manufacturing operations. We have been subject to U.S. FDA inspections of our facilities on multiple occasions.
Our business is subject to advertisement and promotion regulation as well, which if deemed violated can result in fines, imprisonment, or orders forfeiting products, prohibiting or suspending their supply to the market, or requiring the manufacturer to issue public warnings or conduct a product recall.
Other U.S. Healthcare Laws
Our current and future business operations are subject to other U.S. healthcare regulations and enforcement at the federal, state, and local levels. These regulations encompass various laws, including but not limited to federal and state anti-kickback statutes, fraud and abuse laws, false claims laws, healthcare professional payment transparency requirements, and various state licensing regulations.

The federal Anti-Kickback Statute (“AKS”) prohibits individuals and entities from knowingly and willfully offering, soliciting, receiving, or providing any form of remuneration—whether directly or indirectly, overtly or covertly, in cash or in kind—to induce referrals for medical services, or to encourage the purchase, lease, ordering, or recommendation of any item or service that is reimbursable under federal healthcare programs such as Medicare and Medicaid. While there are statutory exceptions and regulatory safe harbors that protect certain common business practices from prosecution, they are narrowly defined. Any practice that includes financial incentives aimed at influencing prescriptions, purchases, or recommendations may come under regulatory scrutiny if it does not fall within one of these protected categories. Failure to meet the criteria for an exception or safe harbor does not automatically render an arrangement illegal under the AKS; rather, the legality of the transaction is assessed on a case-by-case basis, taking all relevant circumstances into account. Some court interpretations of the statute suggest that if any purpose of a financial arrangement is to induce referrals for federally funded healthcare services, it constitutes a violation. Additionally, ignorance of the law or lack of intent to violate it does not exempt an individual or entity from liability. Penalties for violating the AKS include imprisonment, fines, and possible exclusion from federal healthcare programs such as Medicare and Medicaid. In the past, the U.S. government has enforced the AKS to reach large settlements with healthcare companies based on sham research or consulting and other financial arrangements with physicians.
The False Claims Act (FCA) prohibits the submission of false or fraudulent claims for payment to the U.S. government. This law allows both government agencies and private individuals (“whistleblowers”) to bring legal actions against alleged violators. Because complaints are filed under seal, a company may not be aware of a claim against it until months or even years into the investigation. If the government joins the lawsuit and successfully recovers damages, or if the private plaintiff prevails without government intervention, the whistleblower is entitled to a portion of the settlement. The FCA has been a key tool in governmental investigations of life sciences companies, particularly in cases related to the promotion of products for unapproved uses and other sales and marketing practices. The government may also claim that any reimbursement request related to an AKS violation constitutes a false claim under the FCA, exposing companies to further penalties. Over the years, the FCA has led to multi-million and even multi-billion dollar settlements, including individual criminal convictions, and remains a primary focus of enforcement efforts in the healthcare industry.
The Civil Monetary Penalties Statute imposes financial penalties on individuals or entities found to have submitted claims to federal healthcare programs that they knew or should have known were false, fraudulent, or for services not provided as claimed. Additionally, many states have laws that closely mirror federal fraud and abuse statutes, and in some cases, they apply to transactions involving private insurers and third-party payors as well.
The Physician Payments Sunshine Act, a component of the Affordable Care Act, mandates that manufacturers of specific medical devices, drugs, and biologics report payments and other transfers of value made to physicians and teaching hospitals. These reporting requirements cover financial relationships with healthcare professionals, including consulting fees, travel, and ownership interests.
Under HIPAA, federal criminal statutes prohibit actions such as knowingly executing or attempting to execute a scheme to defraud a healthcare benefit program, whether it be a government-funded program or a private insurer. HIPAA also prohibits making false or fraudulent statements regarding the delivery of healthcare services or payments. HIPAA violations may result in civil and criminal penalties. The Health Information Technology for Economic and Clinical Health Act (or HITECH Act) expanded HIPAA by increasing civil and criminal penalties, extending liability to business associates handling protected health information, and granting state attorneys general the authority to bring lawsuits in federal court for HIPAA violations.
A majority of states require that DME providers be licensed in order to sell products in that state. Certain of these states require, among other things, that DME providers maintain an in-state location. In order to sell products through the pharmacy channel, we are also subject to certain state pharmacy licensing regulations. Failure to comply with a state’s pharmacy licensing requirements could temporarily prohibit us from selling our products in that state. Relationships with third-party vendors may provide access to those states where we cannot meet state requirements. In addition, we are subject to certain state laws regarding professional licensure with respect to our advanced diabetes clinical educators.
Anti-Corruption Matters

The U.S. FCPA, national anti-corruption laws of EU member states, and other anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials and other persons for the purpose of obtaining or retaining business and to ensure adequate internal controls, books, and records. Global enforcement of anti-corruption laws has increased in recent years, including investigations and enforcement proceedings leading to assessment of significant fines and penalties against companies and individuals. Our international operations create a risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents, or distributors. We maintain various controls aligned with legal requirements to prevent and prohibit improper practices, including policies, programs, and training for our employees and third-party intermediaries acting on our behalf. However, existing safeguards and any future improvements may not always be effective, and our employees, consultants, sales agents, or distributors may engage in conduct for which we could be held responsible. In addition, regulators could seek to hold us liable for conduct committed by companies in which we invest or that we acquire. Any alleged or actual violations of these regulations may subject us to government scrutiny, criminal or civil sanctions, and other liabilities, including exclusion from government contracting, and could disrupt our business, adversely affect our reputation and result in a material adverse effect on our business, results of operations, financial condition, and cash flows.
We have regular and ongoing interactions with governmental agencies, and our practice is to cooperate with such inquiries. In addition, from time to time, we may self-disclose potential concerns to governmental regulators. Like many in the medical device industry or with international operations, we may engage in periodic discussions with the SEC, U.S. Department of Justice, EU Member State authorities, and various authorities in China regarding certain activities. We are committed to regularly evaluating and, as appropriate, strengthening our anti-corruption compliance programs and practices. Any possible future determination that certain of our operations and activities, and/or those of our third-party distributors, are not in compliance with existing laws could result in the imposition of fines, penalties, and equitable remedies in the United States, EU, or other jurisdictions. We have not recorded an expense in connection with these matters because any potential loss is not currently probable and reasonably estimable. Additionally, we are unable to reasonably estimate the range of loss, if any, that may result from these matters.
International Regulations
International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. To market our products in other countries, we must obtain regulatory approvals and comply with safety and quality regulations in other countries. The time required to obtain approval by a foreign country may be longer or shorter than that required for U.S. FDA clearance or approval, and the requirements may differ. The EU/EEA requires a CE conformity mark in order to market medical devices. The United Kingdom requires a separate clearance. Many other countries, such as Australia, India, New Zealand, Pakistan, and Sri Lanka, utilize CE or U.S. FDA clearance or approval as part of their local regulatory compliance, although others, such as China, Brazil, Canada, and Japan, require altogether separate regulatory filings. Loss or inability to gain regulatory licenses from an agency in one country may affect license considerations in another.
European Union
In the EU/EEA, our existing devices are required to comply with the Essential Requirements of the EU Medical Devices Directive 93/42/EEC (the “EU MDD”), while any new products placed in the EU/EEA must comply with the EU MDR. Compliance with these requirements entitles us to affix the CE Marking of conformity to our medical devices, without which they cannot be commercialized in the EU/EEA. To demonstrate compliance with the Essential Requirements and obtain the right to affix the CE Marking of conformity, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its risk classification.
Conformity assessment is the process demonstrating whether the requirements of the EU MDR relating to a device have been fulfilled. A conformity assessment consists of an evaluation of general product safety and performance, technical documentation and records, clinical evaluation, and post-market surveillance activities and records. Except for low-risk medical devices (Class I), where the manufacturer can issue an EU Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements of the EU MDD (for existing products) or the EU MDR (for new products), a conformity assessment procedure requires the intervention of a Notified Body, which is an organization accredited by a Member State of the EU/EEA to conduct conformity assessments through audit and examination of a manufacturer’s products and processes. The higher the risk class of the device, the greater the involvement of a Notified Body in the conformity assessment.
Pursuant to EU MDR Article 51, taking into account device intended purposes and inherent safety risk, devices are divided into the following classes: I, Is, Im, IIa, IIb, and III, with Class I being the lowest risk class and Class III being the highest risk class. Our business portfolio includes high-risk class products such as the Class II 780G insulin pump. As such, our business is subject to the highest level of scrutiny and all associated business risks.

After conformity assessment and market release of a product, our business is subject to post-market scrutiny throughout the life of our products. There is continued post-market clinical evaluation of our products through internal and external post-market surveillance of not only our products but also competitor products throughout the product lifecycle.
Further, the advertising and promotion of our products in the EU/EEA are subject to the laws of individual EU/EEA Member States implementing the EU Medical Devices Directive, Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other EU/EEA Member State laws governing the advertising and promotion of medical devices. These laws may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals. In some EU/EEA Member States, such as Italy, we are not allowed to sell our products directly to patients.
Failure to comply with EU Member State laws implementing the Medical Device Directive and, more recently, the EU Medical Device Regulation, the EU and EU Member State laws on the promotion of medicinal products, or other applicable regulatory requirements can result in enforcement action by the applicable EU Member State authorities. An enforcement action may result in any of the following: fines, imprisonment, orders forfeiting products or prohibiting or suspending their supply to the market, or requiring the manufacturer to issue public warnings or conduct a product recall.
Other Global Markets
The regulatory review processes for medical devices and drugs varies from country to country, and many countries also impose product standards, packaging requirements, environmental requirements, labeling requirements and import restrictions on devices. Each country has its own tariff regulations, duties, and tax requirements. We have obtained the necessary approvals to sell our products in over 80 countries. If our business is found to be noncompliant with any applicable healthcare regulation, we could face severe consequences, including civil and criminal penalties, fines, damages, operational restrictions, exclusion from federal, state, and foreign healthcare programs, and even imprisonment.
Data Privacy and Security Laws
In the normal course of our business, we handle personal and/or sensitive data. As a result, we are subject to a wide range of data privacy and security regulations at the federal, state, local, and international levels. These obligations include various laws, regulations, guidance, and industry standards governing data privacy, security, and protection. Relevant regulations may include, but are not limited to, HIPAA, the Federal Trade Commission Act, the Telephone Consumer Protection Act, the Children’s Online Privacy Protection Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, the CCPA, the EU GDPR, the UK GDPR, the Personal Information Protection and Electronic Documents Act in Canada, the Privacy Act 1988 in Australia, the Personal Information Protection Law in China, the General Data Protection Law in Brazil, and the Act on the Protection of Personal Information in Japan.
HIPAA Privacy and Security Rules
The privacy and data security regulations under HIPAA, as amended, contain detailed requirements concerning the use, disclosure, security, storage, access, and transmission of individually identifiable health information. HIPAA-covered entities and business associates must implement certain administrative, physical, and technical security standards to protect the integrity, confidentiality, and availability of certain electronic health information received, maintained, or transmitted. In the event of a data breach, a HIPAA-covered entity must promptly notify affected individuals of the breach and report the breach to the federal government. In addition to federal enforcement, state attorneys general may bring civil actions on behalf of state residents for violations of HIPAA, obtain damages on behalf of state residents, and enjoin further violations.
U.S. State Data Privacy Laws
Several U.S. states have enacted or proposed their own data privacy laws—for example, the Virginia Consumer Data Protection Act, the Colorado Privacy Act, and the CCPA. These laws illustrate the increasingly stringent U.S. regulatory landscape surrounding personal data processing, which may expand our compliance responsibilities and increase our potential exposure for noncompliance. For instance, the CCPA applies to personal information of consumers, business representatives, and employees who are California residents and imposes specific obligations on covered businesses. These include requirements to provide detailed disclosures regarding the collection, use, and sharing of personal data, as well as to respond to consumer requests relating to the access to, deletion of, and sharing of personal information collected by covered businesses, and a consumer’s right to opt out of certain sales of their personal information. The CCPA also includes enforcement mechanisms, such as civil penalties for violations and a private right of action for certain data breaches, which can result in statutory damages.

As U.S. data privacy legislation continues to evolve, we are, or may become, subject to various federal and state consumer protection laws that require us to publish clear, accurate, and transparent statements regarding how we collect, use, disclose, and otherwise process personal data, as well as the choices individuals have regarding their information.
The General Data Protection Regulation (GDPR)
The collection and use of personal data (including health data) in the European Economic Area (EEA) are governed by the EU GDPR and national implementing legislation in EEA Member States. The EU GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The EU GDPR establishes stringent requirements applicable to the processing of personal data, including strict requirements relating to the validity of consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct data protection impact assessments for “high risk” processing, limitations on retention of personal data, special provisions for “special categories of personal data” including health and genetic information of data subjects, mandatory data breach notification (in certain circumstances), “privacy by design” requirements, and direct obligations on service providers acting as processors. The EU GDPR also prohibits the international transfer of personal data from the EEA to countries outside of the EEA unless made to a country deemed to have adequate data privacy laws by the European Commission or a data transfer mechanism has been put in place. Failure to comply with the requirements of the EU GDPR and the related national data protection laws of the EEA Member States may result in fines up to 20 million euros or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the EU GDPR affords various data protection rights to individuals (i.e., the right to erasure of personal data) in certain circumstances, and the ability for data subjects to claim material and non-material damages resulting from infringements of the EU GDPR. Given the breadth and depth of changes in data protection obligations, maintaining compliance with the EU GDPR will require significant time, resources, and expense, and we may be required to put in place additional mechanisms ensuring compliance with evolving data protection rules.
AI Regulation
As a result of the release and availability of AI technologies, including generative AI platforms, we have seen a global trend toward more comprehensive and refined regulation of AI that will impact our business, such as the EU AI Act, that are designed to ensure the ethical use, security, and privacy of AI and create standards for transparency, accountability, and fairness. Obligations imposed by the EU AI Act and similar regimes may lead to regulatory fines or penalties, require us to change our business practices, retain our AI technologies, or prevent or limit our use of AI technologies.
Environmental, Health, and Safety and Sustainability Laws and Regulations
We are subject to EHS and sustainability laws and regulations concerning, among other things: the generation, handling, transportation, storage, and disposal of hazardous substances or wastes; human health and safety; the remediation of hazardous substances or materials; emissions or discharges into the land, air, or water; and climate change. We are further subject to numerous laws and regulations concerning, among other things, chemical constituents in medical products and end-of-life disposal and take-back programs for medical devices. Our operations and those of certain of our third-party suppliers involve the use of substances subject to these laws and regulations. In addition, many regulatory agencies in the United States and internationally are imposing new and evolving regulatory requirements on the safe use of certain chemicals. See “Risk Factors—Legal and Regulatory Risks—We are subject to EHS laws and regulations and the risk of environmental liabilities, violations, and litigation.” New laws and regulations, violations of these laws and regulations, stricter enforcement of existing requirements, or the discovery of previously unknown contamination could require us to incur costs, become the basis for new or increased liabilities, fines or sanctions, or other risks, or, in extraordinary situations, result in the shutdown of facilities.

Seasonality
Our total revenues vary slightly from quarter to quarter. Based on historical experience, we generally have higher revenues toward calendar year end and our fiscal year end. The trend is primarily driven by annual insurance deductible resets and unfunded flexible spending account dynamics in the U.S. market, which is partially counteracted by lower pump sales as our competitors push for a strong end to their fiscal years, which align to calendar years. Sales of our single-use products such as infusion sets, reservoirs, and CGMs have generally mitigated quarterly seasonal fluctuations in pump sales.

Information About Our Executive Officers and Directors
Executive Officers
Set forth below are the names and ages of our Executive Officers, as well as information regarding their positions with MiniMed, their periods of service in these capacities, and their business experiences as of June 16, 2026. There are no family relationships among any of the executive officers named, nor is there any arrangement or understanding pursuant to which any person was selected as an executive officer.

Name	Age	Position with the Company
Que Dallara	52	Chief Executive Officer and Director
Chad Spooner	54	Executive Vice President & Chief Financial Officer
Ali Dianaty	51	Executive Vice President, Chief Product & Technology Officer
Courtney Nelson Wills	50	Senior Vice President, General Counsel
Gillian Chandrasena	52	Senior Vice President, Chief Human Resources Officer
Que Dallara has served as Chief Executive Officer and a Director of MiniMed since March 2026. From May 2022 to March 2026, Ms. Dallara served as Executive Vice President and Operating Unit President of the Diabetes Operating Unit of Medtronic. From October 2018 to April 2022, Ms. Dallara served as President and Chief Executive Officer of Honeywell Connected Enterprise, the software business of Honeywell International, Inc., a diversified industrial conglomerate. From January 2017 to October 2019, Ms. Dallara served as Senior Vice President and Chief Commercial Officer of Honeywell. Before joining Honeywell in 2017, Ms. Dallara worked at TE Connectivity, Microsoft, itv|world, Telstra Corporation, and McKinsey & Company. Ms. Dallara has served on the board of directors of Lattice Semiconductor Corporation (Nasdaq: LSCC) since November 2023. Ms. Dallara holds a BSc. in Applied Mathematics (Honours Class 1) and BCom from the University of New South Wales and an MBA from INSEAD in France.
Chad Spooner has served as Executive Vice President & Chief Financial Officer of MiniMed since March 2026. From July 2025 to March 2026, Mr. Spooner served as the Chief Financial Officer of the Diabetes Operating Unit at Medtronic. From July 2020 to July 2025, Mr. Spooner served as Chief Financial Officer of Société Bic S.A., a consumer goods company (BB: PA) (“BIC”). Prior to joining BIC in 2020, Mr. Spooner served as Chief Financial Officer of Wolser Holdings, Inc. (d/b/a Slingshot Health) and Chief Financial Officer of Raffaela Apparel Group, and held various leadership positions at General Electric as well as a senior finance role at GE Energy. Mr. Spooner also co-founded and held senior operational finance roles at Tenex Capital Management. Mr. Spooner holds a B.S. from the Massachusetts Institute of Technology.
Ali Dianaty has served as Executive Vice President, Chief Product & Technology Officer of MiniMed since March 2026. From November 2021 to March 2026, Mr. Dianaty served as Senior Vice President of Product Innovation and Operations of the Diabetes Operating Unit at Medtronic. From November 2021 to March 2020, Mr. Dianaty served as Vice President, Research & Development, Clinical, and Regulatory, of the Diabetes Operating Unit at Medtronic. From May 2016 to November 2021, Mr. Dianaty served as Vice President Research & Development of the Diabetes Operating Unit at Medtronic. Prior to joining Medtronic in 2016, Mr. Dianaty worked at St. Jude Medical and The Boeing Company, an aerospace and defense manufacturer. Mr. Dianaty holds a B.S. and an M.Sc. from California State University, Northridge, and an MBA from the UCLA Anderson School of Management.
Courtney Nelson Wills has served as Senior Vice President, General Counsel of MiniMed since March 2026. From October 2023 to March 2026, Ms. Nelson Wills served as Vice President, Chief Corporate Governance & Securities Counsel, and Assistant Corporate Secretary at Medtronic. From November 2022 to October 2023, Ms. Nelson Wills served as Vice President & General Counsel of Medtronic’s Global Regions Legal team. From January 2022 to October 2023, Ms. Nelson Wills served as Vice President, Chief Counsel of the Neuroscience Portfolio at Medtronic. From May 2021 to November 2022, Ms. Nelson Wills served as Vice President and Chief IP Counsel, and Vice President at Medtronic. From March 2020 to May 2021, Ms. Nelson Wills served as Chief Legal Counsel for Diabetes at Medtronic. From September 2009 to March 2020, Ms. Nelson Wills held various leadership positions at Medtronic. Prior to joining Medtronic in 2009, Ms. Nelson Wills worked as a patent litigation attorney at Fish & Richardson P.C. and served as a law clerk for the Chief Judge of the U.S. Court of Appeals for the Eighth Circuit. Ms. Nelson Wills holds a B.S. in Chemical Engineering from the University of Minnesota’s Institute of Technology and a J.D. from University of Minnesota Law School.

Gillian Chandrasena has served as Senior Vice President, Chief Human Resources Officer of MiniMed since March 2026. From March 2025 to March 2026, Ms. Chandrasena previously served as Vice President, Human Resources of the Diabetes Operating Unit at Medtronic. From February 2025 to March 2025, Ms. Chandrasena served as Vice President, Human Resources of Product Innovation & Quality at Medtronic. From March 2022 to February 2025, Ms. Chandrasena served as Chief People Officer at Reliance Worldwide Corporation. From November 2020 to March 2022, Ms. Chandrasena served as Vice President, Human Resources, of Honeywell Connected Enterprise at Honeywell International Inc., a diversified industrial conglomerate (Nasdaq: HON) (“Honeywell”). Prior to Honeywell, Ms. Chandrasena held senior human resources roles at Brambles Limited and Centrica. Ms. Chandrasena holds a B.A. and an MBA from De Montfort University, a post-graduate diploma in Human Resources from Thames Valley University, and a coaching certification from The Coaches Institute.
Directors
The following table shows the name, age, and position as of June 15, 2026 of each of our Directors:

Name	Age	Position
Kevin E. Lofton	71	Former Chief Executive Officer, CommonSpirit Health
Que Dallara	52	Chief Executive Officer
Glenn Eisenberg	65	Executive Vice President and Chief Financial Officer, Labcorp Holdings Inc.
D. Keith Grossman	66	Former Chair and Chief Executive Officer, Nevro Corp.
Robert (Bob) A. Hopkins	58	Senior Vice President and Head of Global Strategy, Medtronic plc
Laura Mauri	56	Senior Vice President, Chief Scientific and Medical Officer, Medtronic plc
Brett A. Wall	61	Executive Vice President and President of the Neuroscience Portfolio, Medtronic plc
Matthew (Matt) R. Walter	48	Senior Vice President of Human Resources, IT and Global Communications and Corporate Marketing, Medtronic plc
Timothy (Tim) A. Wicks	61	Former Chief Executive Officer and President, OptumRX (a division of UnitedHealth Group)
Human Capital
We have a highly experienced and diverse team with deep technical expertise, ethics and integrity, and a strong track record of success. Our employee base consists of approximately 8,000 people globally including a scaled technical workforce of approximately 15% in innovation and research and development as of April 2026.
Our employees are united and committed in our mission of improving the lives of PWD, with many of our employees having a personal connection with the condition. We foster a workplace where employees feel their efforts make a meaningful impact on patients.
We are committed to cultivating a culture of meritocracy and fairness, ensuring that individuals from all backgrounds can reach their full potential. We want to be a great place to work where our people know their efforts are making a difference for patients and the company. We are committed to ensuring quality assurance in how we lead from hire to retire. This begins with a deep understanding of the skills and talents required for success in every role, allowing us to compete for and attract the best people. Our compensation structure is designed to reflect customer success, company performance, and both team and individual contributions. Once we hire someone, we focus on reducing the time it takes for them to become productive. Managers play a key role by providing consistent, timely, and clear feedback to help employees reach their full potential. We set high expectations that are intended to drive meaningful and competitive impact. To maintain our agility and responsiveness, we work to eliminate bureaucratic barriers that could slow our speed to market.
MiniMed Ways of Working
To achieve our mission, we align our team around six core ways of working:
• We are obsessed with customers in everything we do. We are obsessed with our customers including PWD and their caregivers, HCPs, and payors in everything we do. We always start from the customer and work backwards to simplify their experience. We work to minimize forces that reduce our ability to serve our customers efficiently. We advocate for the customer in all layers and details of the business. Their loyalty is our competitive advantage.

•We are a company of owners, and we take results personally. We manage for the short term and the long term. We optimize for the whole and not just our team. We prioritize efficiency and action, focusing on overcoming challenges to deliver results even in the face of challenges. We are resourceful and consistently seek opportunities to maximize impact while minimizing costs. We are a performance-driven team. We value and reward results.
•We attract, develop, and retain the best people. We seek out exceptional people. Our people believe in the culture of kaizen and that learning is never complete. We solve problems quickly to unlock obstacles that prevent people from doing their best work. Our leaders take seriously their responsibility to develop and coach the next generation.
•We insist on excellence. We strive for excellence and continuously raise the bar on quality of our products, services, and processes. Our leaders are both a telescope and a microscope, able to dive deep to solve problems, and no job is beneath us.
•We are courageous. We think big, start small, and move fast. We prioritize doing what is right, even when it is not the easiest or most popular choice. We have the confidence to speak up, to be transparent, to challenge ideas and decisions respectfully. Conflicts are addressed openly and debated deeply. We are “all in” and united once decisions are made. “One team” is our mantra, and team success trumps all.
•We let the best ideas win. Our people are confidently humble. We believe the best ideas should win regardless of where they come from. We actively seek and value diverse perspectives, both internally and externally, to foster innovation to better serve our customers.
We embrace the culture of kaizen and continuous improvement in our talent and succession processes, with a cadence of talent deep dives throughout the year, to foster talent movement and career development. Every leader is personally responsible for the development of their teams including the use of new tools and programs such as GenAI and DevSecOps and productivity tools. We provide an Employee Assistance Program for counseling, financial, and mental health support and we promote social connections and campus life through affinity groups and volunteer programs.
MiniMed Operating System
The way that we run the company is based on the MiniMed Ways of Working (leadership behaviors) and the MiniMed Operating System (MOS) which is our framework of tools, procedures and processes to get things done and achieve transformational results across every functional area of the company. In the short term, our MOS helps drive accountability, better decision-making, risk management, and consistent execution. In the long term, our goal is to build new capabilities to position us for scale and future growth.

Item 1A. Risk Factors
Our business activities and the value of our securities are subject to significant risks, including those described below. You should carefully consider those risks. If any of the following risks actually occur, our business, financial condition, operating results, liquidity and future prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline and you might lose all or part of your investment. The risks described below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results, liquidity, and future prospects. Certain statements below are forward-looking statements that involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. For additional information, see “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Annual Report and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report.
Business and Operational Risks
We operate in a highly competitive industry and we may be unable to compete effectively.
We compete in the market for products and services for the management of T1D and T2D in over 80 countries. This market is intensely competitive and characterized by rapid change resulting from technological advances, innovations, and scientific discoveries. Competition may increase as additional companies enter this market or modify their existing products to compete directly with ours.
The product lines in which we compete include the components of our AID systems, including insulin pumps like the MiniMed 780G and MiniMed Flex and related consumables (such as infusion sets and insulin reservoirs) and our Guardian Connect, Simplera Sync and Instinct CGMs, as well as components of our Smart Multiple Daily Injection (“MDI”) systems, including the InPen smart insulin pens and CGMs. In these product lines, we face a range of competitors from large companies with multiple business lines to small, specialized manufacturers that offer a limited selection of niche products. We compete with companies such as Beta Bionics, Inc.; Dexcom, Inc.; Insulet Corporation; Sequel Med Tech, LLC; and Tandem Diabetes Care, Inc. In addition, we face competition from providers of alternative medical therapies, such as pharmaceutical companies.
Academic institutions, governmental agencies, and other public and private research organizations also may conduct research, seek patent protection, and establish collaborative arrangements for discovery, research, clinical development, and marketing of products similar to ours. These companies and institutions compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring necessary product technologies. Our newer mobile software applications such as the MiniMed Mobile app for the MiniMed 780G system and the MiniMed Go app are designed to incorporate features and functions that are common to other consumer-oriented applications. These consumer industries themselves are highly competitive and characterized by continuous new product introductions, rapid developments in technology, and subjective and changing consumer preferences. If, in the future, people with diabetes (“PWD”) cease to view our products as contemporary or convenient as compared to then-existing consumer technology, our products may become less desirable.
Our competitors may currently enjoy or may develop several competitive advantages over us, including:
•greater financial and human resources for sales and marketing, product development, customer service, and clinical resources;
•greater ability to respond to competitive pressures, regulatory uncertainty, or challenges within the financial markets;
•established relationships with HCPs, third-party payors, and regulatory agencies;
•established reputation and name recognition among HCPs and other key opinion leaders (“KOLs”) in the medical industry generally and the diabetes industry in particular;
•larger and more established distribution networks;
•greater ability to cross-sell products or provide incentives to HCPs to promote or support the use of their products; and
•more experience in conducting R&D, manufacturing, clinical trials, and obtaining regulatory approval or clearance.

As a result of our competitors’ advantages, we may not be able to compete effectively against these companies or their products, which may adversely impact our business. Development by our competitors of new or improved products, processes, or technologies, or the introduction of reprocessed products or generic versions when our proprietary products lose their patent protection, may make our existing or planned products less competitive. The introduction by competitors of products that are or claim to be superior to our products may create market confusion that may make it difficult to differentiate the benefits of our products over competing products. It is also possible that PWD interested in purchasing any of our future products currently under development may delay the purchase of one of our current products.
We believe our ability to compete depends upon many factors both within and beyond our control, including:
•product performance and reliability;
•product technology and innovation;
•product quality and safety;
•breadth of product lines;
•product support services;
•supplier and supply availability and performance;
•customer support;
•cost-effectiveness and price;
•reimbursement approval from healthcare insurance providers; and
•changes to the regulatory and reimbursement environment, including changes within the U.S. FDA and other regulators, including non-U.S. regulators.
Given these factors, we cannot guarantee that we will be able to compete effectively or continue our level of success. In the past we have lost, and may in the future lose, market share in connection with product problems, quality concerns and related warning letters from the U.S. FDA, physician advisories, safety alerts, and publications about our products, which highlights the importance of product safety, product efficacy, and quality systems to our business.
Competing products, therapeutic techniques, or other technological developments and breakthroughs for the monitoring, treatment, or prevention of diabetes may render our products obsolete or less desirable.
Our primary competitors, as well as a number of other companies and medical researchers, are pursuing new delivery devices, delivery technologies, therapeutic techniques, sensing technologies, treatment techniques, procedures, drugs, and other therapies for the monitoring, treatment, and prevention of diabetes. Any such breakthroughs by other parties in diabetes monitoring, treatment, or prevention could reduce the potential market for our products or render our products less desirable or obsolete altogether, which would significantly reduce our sales or cause our sales to grow at a slower rate than we currently expect. For example, emerging cellular therapeutic techniques such as islet cell therapy or immunotherapy could substantially alter the market for diabetes treatment and products. In addition, even the perception that new products may be introduced, or that technological or treatment advancements could occur, could cause consumers to delay the purchase of our products.
We have experienced, and may continue to experience, pricing pressure for certain products, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
In the current environment of managed care, consolidation among HCPs, increased competition, declining reimbursement rates, and national and provincial tender pricing, competitively priced product offerings are essential to our success. Some of our competitors employ aggressive pricing strategies, including the use of discounts, rebates, low-cost product upgrades, and other financial incentives that could adversely affect sales of our products. In addition, we have had, and may continue to have, periods when prices for certain products decrease due to pricing pressure from direct-to-consumer trends and managed care organizations and other third-party payors on PWD; increased market power of PWD as the healthcare industry consolidates; periodic variation in timing, volume, and pricing associated with PWD purchasing patterns and stocking dynamics; and increased competition among medical engineering and manufacturing services providers.

We have experienced, and anticipate that we will continue to experience, decreasing prices for our Guardian 4S, Simplera/Sync, and Instinct CGM products as a result of such pricing pressure. In addition, CGM products are also now covered in the pharmacy channel, and our competitors have broad coverage in the pharmacy channel and are able to offer enhanced rebates to both lower the out-of-pocket costs for patients and restrict other competitors from gaining similar coverage. Our CGM products have coverage at national pharmacy benefit health plans, but only a small percentage of our business flows through the pharmacy channel because PWD often can also get their CGMs through the durable medical equipment (“DME”) channel. Our and our competitors’ distribution through the pharmacy channel could lower the prices PWD are willing to pay for our CGMs.
We have also recently experienced, and may continue to experience, rising costs due to heightened inflation and global trade policies. If the prices for our products change for any reason or inflation continues to remain at heightened rates, we may be unable to sufficiently reduce our expenses or offset rising costs through increased prices, we may become more reliant on our existing supplier arrangements, and our business, financial condition, results of operations, and cash flows could be adversely affected.
Challenges or delays in the development of new products, including in connection with required government approvals, could adversely affect our business, results of operations, financial condition, and cash flows.
We currently have a number of new products in our development pipeline, including our next-generation Vivera dosing algorithm and our MiniMed Fit patch pump with extended wear. In addition, although we have begun to sell MiniMed Flex, our smaller, screenless, newly designed insulin pump, in the United States for integration with our Simplera CGM, we are still developing MiniMed Flex for integration with the Instinct CGM and have yet to receive CE Mark approval for MiniMed Flex in the European Union (the “EU”). Our ability to remain competitive in the markets in which we compete depends on our ability to anticipate and quickly respond to the needs and preferences of PWD, their caregivers and HCPs, and our third-party collaborators. Developing new products and technologies is a complex, time-consuming, and costly process. Any delay in the development or launch of a new product or technology could compromise our competitive position or otherwise adversely affect our business, results of operations, financial condition, or cash flows. We cannot predict with certainty when or whether we will be able to develop new products and technologies, or otherwise license or acquire new products and technologies.
The development and commercial launch timelines for our products depend a great deal on our ability to achieve clinical endpoints and satisfy regulatory requirements and to overcome technology challenges. These timelines may be delayed due to scheduling issues with patients and investigators, failure of patients to continue to participate in a clinical trial, requests from institutional review boards, inquiries from regulators about our independent and collaborative product development activities, product performance, or manufacturing supply constraints, among other factors. We and our development partners, as applicable, conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy of our pipeline products in order to obtain regulatory approval for the marketing and sale of our pipeline products. Preclinical studies and clinical trials are expensive, complex, can take many years, and have uncertain outcomes. See “—The research and development efforts we undertake may not result in the development of commercially viable products, the generation of significant future revenues, or adequate profitability.”
Obtaining regulatory approvals from the U.S. FDA or other regulatory authorities, including non-U.S. regulatory authorities, for new products and devices and manufacturing processes can take a number of years and involves the expenditure of substantial resources. For example, we may face additional challenges with respect to European Medicines Agency (“EMA”) approval in the EU as a result of additional requirements for approval in the EU that may be more burdensome than those required by the U.S. FDA and other regulatory authorities. See “—Legal and Regulatory Risks—We are subject to extensive and complex laws and governmental regulations and any adverse regulatory action may materially adversely affect our financial condition and business operations.” Even if we expend substantial resources during the regulatory approval process and believe our clinical results are sufficient to demonstrate product efficacy, there is no guarantee that the U.S. FDA, EMA, or any other regulatory authority will agree with us and grant our products regulatory approval.

Reduction or interruption in supply or other manufacturing difficulties may adversely affect our manufacturing operations and related product sales.
The manufacture of our products requires timely delivery of a sufficient amount of quality components and materials and is highly exacting and complex, due in part to complex trade and strict regulatory requirements. Any failure to identify and address manufacturing problems prior to the release of products to PWD could result in quality or safety issues. While we manufacture a substantial portion of our products ourselves, we rely on third-party manufacturers to produce certain products, including MiniMed Flex pumps, infusion sets, transmitters, and InPen smart insulin pens. We also procure critical third-party services, such as sterilization services, at numerous facilities worldwide. Efforts by the U.S. Environmental Protection Agency (the “U.S. EPA”) to regulate ethylene oxide (“EtO”) use in sterilization may reduce the device sterilization capacity of our third-party sterilizers. We purchase many of the components, raw materials, and services needed to manufacture these products from numerous suppliers in various countries. We have generally been able to obtain adequate supplies of such components, raw materials, and services, although global shortages of certain components such as semiconductors and resins have recently caused, and may in the future cause, disruptions to our product manufacturing supply chain. A reduction or interruption in supply, and an inability to develop alternative sources for such supply, on satisfactory terms or at all, could adversely affect our ability to manufacture our products in a timely or cost-effective manner and could result in lost sales or a failure to meet our contractual supply obligations under government tenders. Additionally, any inability to develop such an alternative source of supply in a cost-effective manner, including an inability to maintain margins and pass along increased costs to our customers, could adversely affect our business, financial condition, results of operations, and cash flows.
Disruptions in the manufacturing process or product sales, trade, and fulfillment systems for any reason, including: infrastructure, information, and equipment malfunction; failure to follow specific protocols and procedures; supplier or our facility shut-downs; regulatory action by the U.S. FDA, U.S. EPA, or other regulatory authorities; defective raw materials; labor shortages; natural or man-made disasters such as hurricanes, tornadoes, earthquakes, or wildfires; property damage or facility closures from riots or public protests; other environmental factors, including climate change; and the impact of epidemics, pandemics, or other public health crises, and actions by businesses, communities, and governments in response, could lead to launch delays, product shortages, unanticipated costs, lost revenues, or damage to our reputation. The imposition of trade restrictions, such as new tariffs or increases in existing tariffs on products imported from countries where our manufacturers or suppliers operate, increase the costs for raw materials and finished goods. Some of our products or underlying components are manufactured in China and may become subject to tariffs. See “—We are subject to a variety of risks associated with global operations that could adversely affect our profitability and operating results.” The prices of commodities and other materials used in our products, which are often volatile and outside of our control, could adversely impact our profitability. We use resins, other petroleum-based materials, and pulp as raw materials in some of our products, and the prices of oil and gas also significantly affect our costs for freight and utilities.
We obtain some of the components, raw materials, and services needed to manufacture our products from sole suppliers, and the partial or complete loss of one or more of these suppliers could adversely impact our business, results of operations, financial condition, and cash flows.
For reasons of quality assurance, cost-effectiveness, or availability, many key components, raw materials, and services needed to manufacture our products are obtained from sole suppliers with no alternatives yet identified. In addition, the design and formulation of certain of these components and materials are proprietary and the intellectual property rights may be owned exclusively by one party. For certain of these sole-sourced components, materials, and services, alternatives may not be readily available. Any alternative supplier arrangement may be on terms that are less favorable, including with respect to price and volume, and it may be costly or cause delays in our manufacturing process to transition to a new supplier, particularly in cases in which we must comply with regulatory requirements relating to qualification of new suppliers.
Our sole suppliers include Convatec Group plc for the infusion sets used in our insulin pumps, Forj Medical (f/k/a Intricon Corporation) for transmitters, and Steris plc and Steri-Tech Inc. for sterilization services. Our dependence on such sole suppliers subjects us to possible risks of shortages, interruptions, and price fluctuations. Certain of our sole suppliers are subject to regulation by the U.S. FDA and other regulatory bodies and as a result may be subject to regulatory actions such as warning letters or recalls that could cause disruption in supply. See “—A U.S. FDA warning letter issued to our sole supplier of infusion sets on January 8, 2026 could result in supply disruption, product recalls, reputational harm, and associated liability, any of which could have a material adverse effect on our business, results of operations, financial condition, and cash flows.” Disruptions or loss of any of our sole suppliers, or capacity limitations of the suppliers for components, could increase our costs, curtail growth opportunities, cause material delays, and adversely impact our business, results of operations, financial condition, and cash flows. If our sole suppliers move their manufacturing and assembly sites to other locations, depending on the circumstances and nature of the item supplied, in addition to quality system activities such as verification and validation, there could be a need for U.S. FDA or international regulator notifications or submissions, the new locations could be subject to regulatory inspection, or our costs could increase due to differing trade restrictions or tariffs. Any resulting regulatory delays or impediments impacting such sole suppliers could also adversely impact our business, results of operations, financial condition, and cash flows.

A U.S. FDA warning letter issued to our sole supplier of infusion sets on January 8, 2026 could result in supply disruption, product recalls, reputational harm, and associated liability, any of which could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

On January 8, 2026, Unomedical Device S.A. de C.V. (“Unomedical”), a subsidiary of Convatec Group plc and the sole supplier and legal manufacturer of the infusion sets used in our insulin pumps, received a warning letter from the U.S. FDA that identified violations of the U.S. FDA’s Quality System Regulation (“QSR”) and Medical Device Reporting regulations, including: (i) failures in process validation with respect to test methods critical for detecting leak-related defects in infusion sets resulting in complaints linked to patient injuries including hyperglycemia and diabetic ketoacidosis; (ii) failures to adequately investigate complaints due to procedural deficiencies in Unomedical’s complaint handling process; (iii) deficiencies in Unomedical’s corrective and preventive action processes; and (iv) Unomedical’s failure to timely submit required medical device reports for events the U.S. FDA determined constituted reportable serious injuries or malfunctions.
While we have not received indication of any potential supply disruption, the U.S. FDA investigation of Unomedical could result in Unomedical implementing field corrective actions or product recalls with respect to its infusion sets. Field corrective actions generally allow products to remain in distribution but may require labeling changes, inspections, or product modifications and could result in temporary supply disruptions. Product recalls may require the removal, replacement, or rework of affected products, which could more significantly impact product availability. Such actions are typically initiated voluntarily by the manufacturer, although the U.S. FDA has authority to mandate a recall in limited circumstances. Because Unomedical is our sole supplier of infusion sets, any supply disruption resulting from a field corrective action, recall, or remediation of the violations identified in the warning letter could adversely affect our ability to meet customer demand for our insulin pumps. Any such actions, particularly a product recall, could also harm our reputation with patients, HCPs, and our commercial partners, and could reduce demand for our insulin pumps and other products.
While our agreements with Unomedical provide for certain indemnification obligations and insurance requirements, those protections are subject to limitations and otherwise may be insufficient to cover our exposure in the event of a significant recall or field corrective action, and we could be required to bear a material portion of any recall or field corrective action costs regardless of fault. Any claims or costs associated with a recall or field corrective action not covered by Unomedical’s indemnification obligations could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
We may not succeed in developing new higher-volume manufacturing lines for CGMs that meet our requirements for quality, yield, throughput, and other performance metrics. Furthermore, any new higher-volume manufacturing lines we develop may be unreliable, require regular and significant maintenance, and be capital and resource-intensive to operate.
Our ability to fully optimize costs while manufacturing our CGMs at scale depends in part on the successful development of new higher-volume manufacturing lines that meet our requirements for quality, throughput, yield, and other performance metrics. We may not succeed in developing such higher-volume manufacturing capabilities that will meet the standards required to successfully mass market our products. For example, our production of Simplera CGMs is scaling slower than anticipated due to our initial unsuccessful attempts to develop high-volume automated manufacturing lines for our Simplera CGMs. The initially developed Simplera CGM high-volume automated manufacturing lines were not sufficiently customized to product design specifications and lacked the software capabilities required for successful automation, and as a result failed to meet our throughput and yield requirements. We recently terminated certain arrangements with a third-party manufacturer with whom we contracted to install and operate one of these Simplera CGM high-volume automated manufacturing lines in an offsite location, and we recorded a related pre-tax charge of $118 million during the fiscal year ended April 26, 2026. For more information on this charge, see Note 4. “Restructuring,” in the consolidated financial statements.
Our ongoing and future attempts to develop higher volume manufacturing lines for Simplera CGMs will require significant time, resources, and expense, and may not be successful. Even if we are ultimately successful in developing higher-volume manufacturing capabilities, we do not know whether we will be able to do so in a manner that avoids cost overruns or additional delays and/or impairment charges (including as a result of factors beyond our control such as problems with suppliers and vendors or force majeure events), meets our product commercialization and manufacturing schedules, and satisfies the requirements of customers and potential customers. Moreover, although we continue to develop and enhance opportunities for efficient work processes, including using robotic technology and other artificial intelligence (“AI”) capabilities, an inability to automate processes in our manufacturing facilities could result in increases in labor costs. If we are unable to successfully develop higher-volume manufacturing lines for our products, it could negatively impact our ability to fully optimize costs while manufacturing our CGMs at scale and could adversely impact our ability to meet market demand, each of which could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Our current products may not maintain, and our next-generation products may not achieve or maintain market acceptance.
Our current business and growth strategy is dependent on our products, especially our next-generation products, achieving and maintaining market acceptance. A key to maintaining and growing our revenue is the retention of a high percentage of our customers due to the significant revenue generated from ongoing purchases of CGMs, other consumables, software, and services used with our AID and MDI systems. Market acceptance and adoption of our next-generation AID and Smart MDI systems depend on educating PWD, as well as their caregivers and HCPs, about the distinct features, ease-of-use, beneficial treatment outcomes, and other perceived benefits of these products as compared to competing products, including traditional CGMs and insulin pump products and alternative diabetes monitoring, treatment, or prevention methodologies. If we are not successful in convincing existing and potential customers of the benefits of our products, or if we are not able to achieve the support of caregivers and HCPs for our products, our sales may decline or we may achieve sales below our expectations.
Market acceptance of our current and next-generation products could be negatively impacted by many factors, including:
•our products not containing features desired by certain PWD;
•the failure of our products to achieve or maintain wide acceptance among people with T1D or T2D, their caregivers, HCPs, and KOLs in the diabetes treatment community;
•the failure of our products to achieve or maintain acceptance by third-party payors for coverage and reimbursement;
•lack of evidence supporting the safety, effectiveness, ease-of-use, or other perceived benefits of our products over competing products or other currently available glucose monitoring or insulin treatment methodologies;
•perceived risks or uncertainties associated with the use of our products, or components thereof, or of similar products or technologies of our competitors;
•adverse regulatory or legal actions relating to our products or similar products or technologies;
•results of clinical studies relating to our current or next-generation products, or similar competitive products;
•failure to adapt to business model and other industry changes, including responding to evolving PWD needs and service expectations; and
•criticism on digital and social media platforms, negative coverage by traditional media, and other forms of adverse publicity regarding our products or brand.
If our products do not achieve and maintain widespread market acceptance, we may fail to achieve sales consistent with our projections, in which case our business, results of operations, financial condition, and cash flows could be materially and adversely affected.

The research and development efforts we undertake may not result in the development of commercially viable products, the generation of significant future revenues, or adequate profitability.
In order to address the anticipated needs of PWD, pursue new markets for our existing products and any new products, and to remain competitive, we focus our research and development efforts and related strategic third-party collaboration activities on the enhancement of our current diabetes management products, the development of next-generation products, and the development of novel technologies and services. The development of new products or novel technologies and services and the enhancement of our current products requires significant investment in research and development, intellectual property protection, clinical trials, regulatory approvals, and obtaining third-party reimbursement. Certain of our next-generation products, including the next-generation Vivera dosing algorithm and the MiniMed Fit patch pump, are subject to a heightened level of risk with respect to technical feasibility and manufacturability. In particular, it is critical to the growth and profitability of our business that we develop or acquire a cost-effective competitive CGM sensor and a patch pump, and doing so may take longer or require more resources than anticipated. Even if our next-generation products are technically feasible and manufacturable at scale, there is no guarantee that such products will be successful entrants in the marketplace. See “—Our current products may not maintain, and our next-generation products may not achieve or maintain, market acceptance.”
The results of our product development and commercialization efforts may be affected by a range of factors, including our ability to anticipate PWD needs, innovate and develop new products (whether independently or with our partners), determine a feasible or timely regulatory pathway or approach, and launch those products cost-effectively into multiple markets and geographies. If we are unable to successfully anticipate PWD needs, innovate, develop new products, and successfully launch them, we may not be able to generate significant future revenues or profits from these efforts. The ultimate benefit we realize from the successful launch of a new or next-generation product may be negatively impacted if the new product cannibalizes sales of our existing products beyond expected levels.
Our success depends on our ability to differentiate our products and keep pace with emerging technologies.
Our continued growth and success depend on our ability to develop, acquire, and market new and differentiated products, technologies, and intellectual property, and as a result we also face competition for marketing, distribution, and collaborative development agreements, establishing relationships with academic and research institutions, and acquiring licenses to intellectual property. In order to continue to compete effectively, we must continue to create, invest in, or acquire advanced technology, incorporate this technology into our proprietary products, obtain regulatory approvals in a timely manner, and manufacture and successfully market our products. For example, data science, machine learning, and AI are all impacting our products and operations and the competitive landscape in which we operate, and the application of these technologies is rapidly evolving at the same time as new laws and regulations of AI are being developed in jurisdictions around the world. There are significant risks involved in utilizing AI, and compliance with developing regulations may require significant expenditures or may limit our ability to effectively use these technologies. There can be no assurance that the application of AI in our products and operations will be successful, or that we will not experience data security and privacy incidents in connection with our use of these technologies. Given these factors, we cannot guarantee that we will be able to compete effectively or continue our level of success.
We enter into development arrangements, investments, licensing arrangements, joint ventures, strategic alliances, and partnerships with third parties that may not result in the development of commercially viable products or the generation of significant future revenues and that could potentially inhibit us from pursuing certain product development and acquisition opportunities outside of such arrangements.
In the ordinary course of our business, we enter into development arrangements, investments, licensing arrangements, joint ventures, strategic alliances, or partnerships to develop proposed products or technologies, pursue new markets, or protect our intellectual property assets. For example, we rely on third parties, such as contract research organizations, medical institutions, clinical investigators, and contract laboratories, to conduct some of our clinical trials and pre-clinical investigations. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, or if the quality or accuracy of the data they obtain is compromised due to failure to adhere to our clinical protocols or regulatory requirements or for other reasons, or if they are delayed in conducting our clinical trials for reasons outside of their control, our pre-clinical development activities or clinical trials may be extended, delayed, suspended, or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our products on a timely basis or at all. We also enter into investments in and with other medical technology companies. These investments are inherently risky, and we cannot guarantee that any of our previous or future investments will be successful or will not materially adversely affect our business, results of operations, financial condition, and cash flows.
We may not be able to identify or complete any such development arrangement in a timely manner, on a cost-effective basis, on acceptable terms, or at all, and we may not realize the anticipated benefits of any such development arrangements that we do identify and complete. In particular, these development arrangements may not result in the development of products or technologies that achieve commercial success or result in positive financial results, or may otherwise fail to have the intended impact on our business.

We may elect to amend or modify development arrangements, investments, licensing arrangements, joint ventures, strategic alliances, partnerships, or similar agreements that we already have in place. Proposing, negotiating, and implementing development arrangements, investments, licensing arrangements, joint ventures, strategic alliances, or partnerships may be a lengthy and complex process, and may subject us to business risks. For example, other companies, including those with substantially greater financial, marketing, sales, technology, or other business resources, may compete with us for these opportunities, or may be the counterparty in any such arrangements.
Additionally, we may not be in a position to exercise sole decision-making authority regarding a development arrangement, investment, licensing, or other similar arrangement, which could create the risk of impasses on decisions. Further, our collaborators and business partners may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators and other business partners, including conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations, termination rights, or the ownership or control or other licenses of intellectual property rights. If any conflicts arise with our current or future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we have limited control over the amount and timing of resources that our current collaborators or any future collaborators devote to our arrangements with them or our future products. Disputes between us and our current, future, or potential collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium.
We are party to certain agreements with Blackstone pursuant to which we have received funding for expenses related to the development of specific diabetes products. The Blackstone Agreements for which there are ongoing development and commercialization plans relate to our next-generation MiniMed Flex insulin pump and MiniMed Fit patch pump. Our engineering, clinical, and regulatory teams have performed the development work for the programs funded by the Blackstone Agreements. If successfully commercialized, we will pay royalties on the developed products to Blackstone. Under certain termination provisions of the Blackstone Agreements, our royalty payment obligation will survive, and in certain termination circumstances, a payment to Blackstone of a multiple of the funded amounts may be required. If we acquire rights to a product in certain specified markets that competes with a product subject to a Blackstone Agreement, Blackstone has the option to terminate the agreement and receive a termination payment from us equal to a multiple of the funded amounts under the applicable agreement, or continue to be eligible for the royalty payments on the product subject to the Blackstone Agreement; provided that if the product subject to the Blackstone Agreement has already been submitted for regulatory approval for commercial use at the time the competing product is acquired and Blackstone elects to receive royalty payments, such royalty payments would apply to both the product subject to the Blackstone Agreement and the competing product. Such termination payments could potentially discourage us from pursuing, or limit our resources to pursue, certain product development and acquisition opportunities outside of the arrangements, increase our cash requirements, and could impair our liquidity, which could have a material adverse effect on our business, results of operations, financial condition, and cash flows. For additional information about our research and development arrangements with Blackstone, including prior instances of terminations of Blackstone Agreements, see “Item 1. Business—Innovation / Pipeline and Future Initiatives—Blackstone Co-Development Agreements.”
On July 31, 2024, we entered into a global integration, supply, and distribution agreement with Abbott (the “Abbott Partnership”) to expand access to our AID and Smart MDI systems. Under the Abbott Partnership, Abbott supplies us with the Instinct CGM made by Abbott (“Instinct”), an alternative CGM sensor based on Abbott’s most advanced single-analyte CGM technology. Achieving the anticipated benefits of the Abbott Partnership is subject to a number of uncertainties, including whether our AID and Smart MDI systems and the Instinct CGM platform can become integrated in an effective and efficient manner. Failure to achieve the anticipated benefits of the Abbott Partnership, on our currently expected timeline or at all, could result in increased costs, decreases in the amount of expected revenues generated by the Abbott Partnership, and diversion of our management’s attention and energy away from our ongoing business operations. We may also experience a decline in sales of our existing CGMs as we market Instinct alongside our own CGMs, such as our Simplera and Guardian Connect CGMs. The failure to successfully integrate Instinct into our existing marketing efforts could have a material adverse effect on our business, results of operations, financial condition, and cash flows. Additionally, if Abbott were to have its marketing authorization revoked or if it encountered other difficulties that negatively affected the public’s perception of and use of Abbott’s CGM products, it could have a corresponding adverse effect on the public perception of and use of our other products. For additional information about the Abbott Partnership, see “Item 1. Business—Innovation / Pipeline and Future Initiatives—Abbott Integration, Supply and Distribution Agreement.”

The continuing development of many of our products depends upon our ability to maintain strong relationships with HCPs.
If we fail to maintain our working relationships with HCPs, many of our products may not be developed and marketed in line with the professionals who support and promote our products, which could cause a decline in our earnings and profitability. The research, development, marketing, and sales of many of our new and improved products depend on our maintaining working relationships with HCPs. We rely on these professionals to provide us with considerable knowledge and experience regarding the research, development, marketing, and sales of our products. HCPs assist us as researchers, marketing and product consultants, inventors, trainers, and public speakers. If we are unable to maintain strong relationships with these professionals, the development and marketing of our products could suffer, which could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
Our results of operations will be harmed if we are unable to accurately forecast market demand for our products and manage our inventory.
To ensure adequate supply of our products, we must forecast the inventory needs of our current and prospective customers and manufacture our products based on our estimates of future demand. Our ability to accurately forecast market demand for our products could be negatively affected by many factors, many of which are beyond our control, including our failure to accurately manage our expansion strategy, product introductions by competitors, an increase or decrease in customer demand for our products or for products of our competitors, our failure to accurately forecast market acceptance of new products, and changes in general market conditions or regulatory matters.
Failure to adequately predict market demand for our products or otherwise optimize and operate our distribution channels successfully could result in excess or insufficient inventory or fulfillment capacity, increased costs, immediate shortages in product or component supply, or harm our business in other ways. Disruptions in international markets and supporting financial services and uncertainty about economic conditions (for instance, resulting from tariff disputes, credit scarcity, geopolitical risks, or sovereign debt deterioration) have in the past caused periods of tightened credit availability and increased volatility in liquidity and borrowing terms. If these conditions were to recur or worsen, we may experience reduced demand for a number of our products. We could also experience reduced sales, cash flows, and profits due to delayed payments or the insolvency of customers, HCPs, hospitals, suppliers, distributors, or vendors who experience liquidity issues, including as a result of cybersecurity incidents impacting private and government health insurance payors. In addition, HCP and staff strikes or other work stoppages may in the future cause reduced demand for our products. As a result, our business, results of operations, financial condition, and cash flows could be adversely affected.
If we fail to expand and maintain an effective sales force, predict and adapt to changes in markets, or successfully develop and maintain our relationships with intermediaries, our business, prospects, and brand may be materially and adversely affected.
We must continue to develop and grow our sales and marketing organization, enter into partnerships or other arrangements to market and sell our products, and collaborate with third parties, including distributors, to market and sell our products in order to maintain the commercial success of our current systems and to achieve commercial success for our future products. Our sales and marketing organization competes with the experienced, larger, and well-funded marketing and sales operations of our competitors. Further, we may not be able to successfully manage our dispersed sales force or increase our product sales at acceptable rates. If we are unable to establish and maintain adequate sales, marketing, and distribution capabilities, independently or with others, our future revenue may be reduced and our business may be harmed.
Our direct sales and marketing team calls on HCPs and PWD throughout the applicable country, to the extent permissible, to raise awareness and initiate sales of our products. Developing and managing a direct sales organization is a difficult, expensive, and time-consuming process. To continue to develop our direct sales and marketing organization to successfully achieve market awareness and sell our products, we must:
•recruit and retain adequate numbers of effective and experienced sales and marketing personnel;
•launch new products on a timely and frequent basis to ensure that our sales and marketing team consistently has a lineup of products to sell;
•compensate our marketing and sales personnel appropriately compared to competitors;
•effectively train our sales and marketing personnel in the benefits and risks of our products;
•establish and maintain successful sales, marketing, training, and education programs that educate HCPs, including endocrinologists, physicians, and diabetes educators, so they can appropriately inform PWD about our products;
•manage geographically dispersed sales and marketing operations; and

•effectively train our sales and marketing personnel on the applicable advertising and promotion and fraud and abuse laws that govern interactions with HCPs and institutions, as well as current and prospective patients, and maintain active oversight and auditing measures to ensure continued compliance.
We enter into co-promotion and other marketing and sales arrangements with other companies. Any revenue received from those arrangements depends on the skills and efforts of others, and we cannot predict whether these efforts will be successful.
To the extent that we enter into additional arrangements with third parties or intermediaries to perform sales, marketing, distribution, or billing services, our product margins could be lower than if we directly marketed and sold our products. Intermediaries that are in the business of selling other medical products in addition to our products may not devote a sufficient level of resources and support required to generate awareness of our products and grow or maintain our product sales. If our intermediaries are unwilling or unable to market and sell our products, or if they do not perform to our expectations, we could experience delayed or reduced market acceptance and sales of our products, which could have a material adverse effect on our business, results of operations, financial condition, and cash flows. See “—We enter into development arrangements, investments, licensing arrangements, joint ventures, strategic alliances, or partnerships with third parties that may not result in the development of commercially viable products or the generation of significant future revenues” and “—Reduction or interruption in supply or other manufacturing difficulties may adversely affect our manufacturing operations and related product sales.” for a more detailed discussion on risks relating to our relationships with third parties.
Interim, “top-line,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we have, and in the future expect to, publicly disclose interim, top-line, or preliminary data from our pre-clinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of interim, top-line, or preliminary data, and we may not have received or had the opportunity to fully and carefully evaluate all data. The interim, top-line, or preliminary results that we report may differ from future results of the same study or trial, different conclusions or considerations may qualify such results, or one or more of the clinical outcomes may materially change, once additional data have been received and fully evaluated. Interim, top-line, or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim, top-line, or preliminary data we previously announced. As a result, interim, top-line, and preliminary data should be viewed with caution until the final data are available. Adverse differences between interim, preliminary, or top-line data and final data could significantly harm our business prospects. Further, disclosure of interim, preliminary, or top-line data by us or by our competitors could result in volatility in the price of our common stock. If the interim, top-line, or preliminary data that we report differ from actual results, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could adversely impact our business, results of operations, financial condition, and cash flows.
Future market or clinical studies may be unfavorable to our products and their efficacy, which could hinder our sales efforts and have a material adverse effect on our business, results of operations, financial condition, and cash flows.
To help improve, market, and sell our products, we have sponsored, and expect to continue to sponsor market studies to assess various aspects of the functionality and relative efficacy of our products. The data obtained from the studies may be unfavorable to our products or may be inadequate to support satisfactory conclusions. In addition, we may sponsor clinical trials to assess certain aspects of the efficacy of our products. If future clinical trials fail to support the efficacy of our current or future products, our sales may be adversely affected and we may lose an opportunity to secure clinical preference from prescribing clinicians, which could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
Future clinical studies or articles regarding our existing products or any competing products may be published that either support a claim, or are perceived to support a claim, that a competitor’s product is clinically more effective or easier to use than our products or that our products are not as effective or easy to use as we claim. Diabetes associations, HCPs that focus on diabetes, or other organizations that may be viewed as authoritative could endorse products or methods that compete with our products or otherwise announce positions that are unfavorable to our products. Any of these events may negatively affect our sales efforts and result in decreased revenue.
We are subject to a variety of risks associated with global operations that could adversely affect our profitability and operating results.
We develop, manufacture, distribute, and sell our products globally. We intend to continue to expand our operations and to pursue growth opportunities in new and emerging markets. Operations in different countries including emerging markets could expose us to additional and greater risks and potential costs, including:
•fluctuations in currency exchange rates;

•healthcare reform legislation;
•the need to comply with different regulatory regimes worldwide that are subject to change and that could restrict our ability to manufacture and sell our products;
•local product preferences and product requirements;
•longer-term receivables than are typical in the United States;
•economic sanctions, export controls, trade protection measures, tariffs and other border taxes, and import or export licensing requirements;
•less intellectual property protection in some countries outside the United States than exists in the United States;
•different labor regulations and workforce instability;
•political and economic instability, including as a result of armed conflicts and insurrections;
•restrictions on local currency conversion or cash extraction;
•potentially negative consequences from changes in or interpretations of tax laws; and
•economic instability, heightened inflation, recession, or interest rate fluctuations.
The ongoing global economic competition and trade tensions among the United States and various other countries, such as China, present risk to us. Recently, the United States has imposed new tariffs on imports from many jurisdictions, including, Canada, Mexico, China, the European Union, and other countries and regions in which we do business. The United States has indicated that these tariffs are subject to change and that additional tariffs may be imposed against other countries. The United States, China, and the EU, which comprised approximately 29%, 1%, and 39% percent, respectively, of our total net sales for fiscal year 2026, could impose tariffs or other types of restrictions such as limitations on government procurement or technology export restrictions, which could affect our access to the markets.
The Russia-Ukraine conflict and resulting sanctions and export restrictions are creating barriers to doing business in Russia and Belarus and are adversely impacting global supply chains. While we have no manufacturing or direct material suppliers in the region, we continue to closely monitor the potential raw material and sub-tier supplier impact in both Russia and Ukraine. Additional sanctions, export restrictions, and potential countermeasures within Russia, along with geopolitical shifts in Asia and disruptions relating to conflicts in the Middle East, including the ongoing conflict in Iran, may lead to greater uncertainty that could cause additional adverse impacts on global supply chains and our business, results of operations, financial condition, and cash flows.
More generally, several governments including the United States have raised the possibility of policies to induce “re-shoring” of supply chains, less reliance on imported supplies, and greater national production. If such steps trigger retaliation in other markets restricting access to foreign products in purchases by their government-owned healthcare systems, the result could have a significant impact on us.
Other significant changes or disruptions to international trade arrangements, such as termination or modification of existing trade agreements, may adversely affect our business, results of operations, financial condition, and cash flows. In addition, a significant amount of our trade receivables are with national healthcare systems in many countries. Repayment of these receivables is dependent upon the political and financial stability of those countries. In light of these global economic fluctuations, we continue to monitor the creditworthiness of customers. Failure to receive payment of all or a significant portion of these receivables could adversely affect our business, results of operations, financial condition, and cash flows.
Finally, changes in currency exchange rates may impact the reported value of our revenues, expenses, and cash flows. In addition, the impact of currency devaluations in countries experiencing significant currency exchange fluctuations could negatively impact our operating results. We cannot predict changes in currency exchange rates, the impact of exchange rate changes, or the degree to which we will be able to manage the impact of currency exchange rate changes.
Failure to secure or retain adequate coverage or reimbursement for our current products and our potential future products by government entities or third-party payors could adversely affect our business, results of operations, financial condition, and cash flows.
As a medical device company, reimbursement from government and private third-party payors, including Medicare and Medicaid, is an important element of our success. Future sales of our current and future products will be limited unless PWD can rely on third-party payors to pay for all or part of the associated purchase cost. Access to adequate coverage and reimbursement for our current and future products by third-party payors is essential to the acceptance of our products by PWD, as well as their caregivers and HCPs.

As guidelines in setting their coverage and reimbursement policies, many third-party payors in the United States reference coverage decisions and reimbursement amounts determined by the Centers for Medicare & Medicaid Services (“CMS”), which administers the U.S. Medicare program. CMS periodically reviews Medicare coverage and reimbursement policies for diabetes-related products, and there is uncertainty as to the future Medicare reimbursement rate for our products. For example, the United States government may shift health policy priorities, which could impact Medicare coverage and reimbursement. It is also possible that CMS may continue to review and modify the current coverage and reimbursement of diabetes-related products in connection with anticipated changes to the regulatory approval process for CGMs, insulin pumps, related products, software applications, and services.
CMS recently finalized the Home Health rule that will include Class II CGMs and insulin pumps in its Durable Medical Equipment, Prosthetics, Orthotics and Supplies (“DMEPOS”) competitive bidding program (“CBP”). CMS expects contracts to be awarded to approximately ten suppliers of Class II CGMs and insulin pumps, and that the initial contracts will be awarded in the second half of 2027 and be effective January 1, 2028. Upon receipt of Pricing, Data Analysis and Coding (PDAC) approval from Medicare, we expect to sell Class II CGMs and insulin pumps to Medicare beneficiaries in connection with our AID systems that utilize Instinct CGM sensors, both directly and indirectly through distributors. To continue to serve as a DMEPOS provider for such Medicare fee-for-service beneficiaries, both we and the distributors with whom we partner will be required to successfully bid in the DMEPOS CBP. We also expect the DMEPOS CBP to lower Medicare reimbursement rates below current rates for Class II CGMs and insulin pumps, and these lower rates to be used as benchmarks for the reimbursement rates for Class III CGMs and insulin pumps sold to Medicare beneficiaries and for all CGMs and insulin pumps reimbursed by third-party providers, and that this will decrease the amount we are able to charge for these products in the United States. Furthermore, the payment classification for Class II CGMs and insulin pumps under the updated DMEPOS CBP will shift to the “frequently and substantially serviced” category rental model. Under this model, insulin pumps will move from a capped rental over a 13-month period to a monthly rental with payment calculated by total rental cost divided by 60 months, which we expect to impact the timing of revenue recognition and cash flows related to Class II insulin pump sales to Medicare patients, and to create a risk of loss in the event a pump (which is not reusable) is returned by a Medicare patient within 60 months. If the new DMEPOS CBP payment model is also adopted for Class III insulin pumps sold to Medicare beneficiaries and by third-party payors generally, these impacts to insulin pump-related revenue recognition and cash flows, and risk of loss if a pump is returned, would be more significant. In addition, if we, or the distributors with whom we currently partner, do not elect to participate in the DMEPOS CBP or are unsuccessful in winning bids, we may need to partner with new distributors to continue selling Class II CGMs and insulin pumps to Medicare beneficiaries. Furthermore, the terms of our arrangements with distributors will likely need to change to reflect new commercial dynamics created by the DMEPOS CBP, which could result in less favorable terms for us with respect to sales of our CGMs and insulin pumps.
Third-party payors that do not follow CMS guidelines may adopt different coverage and reimbursement policies for our current and future products. Third-party payors are increasingly basing reimbursement rates on the effectiveness of the product, clinical outcomes associated with the product, product-specific health economic outcomes data demonstrating cost savings, and any factors that negatively impact the effectiveness or clinical outcomes (or cause a perception of any such negative impact), such as the results of a clinical trial or a product recall or corrective action, which could negatively impact the reimbursement rate. Further, it is possible that some third-party payors will not offer any coverage for our current or future products. For instance, it is possible that third-party payors may adopt policies in the future that designate one or more of our competitors as their preferred, in-network DME provider of CGMs and that such policies would discourage or prohibit the payors’ members from purchasing our products, which would adversely impact our ability to sell our products. With the evolution of health plan coverage to reimburse products under the pharmacy benefit, payors have the ability to exclude products from formulary coverage.
Both government and private third-party payors managing the pharmacy benefit establish formularies to control costs by taking into account manufacturer rebates in connection with decisions about formulary inclusion or preferred formulary placement. Failure to offer or maintain competitive rebates to maintain formulary placement could adversely impact our revenue. Private third-party payors, including self-insured employers, often implement formularies with co-payment tiers to encourage utilization of certain products and have also been raising co-payments required from beneficiaries, particularly for higher-cost products. Private third-party payors may also use additional measures such as value-based pricing or contracting to improve their cost-containment efforts. Private third-party payors also are increasingly imposing utilization management tools, such as requiring prior authorization or requiring the patient to first fail on a lower-cost product before permitting access to a higher-cost product.

In some countries, particularly EU countries and European Free Trade Association (EFTA) member states, the pricing, reimbursement, and rebates of health products are subject to governmental control, and in such countries, there can be considerable pressure by governments and other stakeholders on prices, as well as reimbursement and rebates. If reimbursement for our products in these countries is unavailable or limited in scope or amount, or if pricing or rebates are set at unsatisfactory levels in any such country, our prospects for generating revenue outside of the United States, if any, could be adversely affected and our business could be harmed. We are subject to risks relating to changes in government reimbursement schemes and policies, and changes in legal and regulatory requirements around the world. Implementation of further legislative or administrative reforms to these reimbursement systems, or adverse decisions relating to coverage of or reimbursement for our products by administrators of these systems, could have an impact on the acceptance of and demand for our products and the prices that PWD are willing to pay for them. If we expand our sales and marketing efforts internationally, we will face additional risks associated with obtaining and maintaining reimbursement from foreign healthcare systems on a timely basis or at all.
We currently have contracts establishing reimbursement for our products with national and regional third-party payors in the United States. While we may enter into additional contracts in the United States and expand coverage of certain products, as well as add coverage for future products under our current agreements, we cannot guarantee that we will succeed in doing so or that the reimbursement contracts that we are able to negotiate will enable us to sell our products on a profitable basis. In order to obtain additional health plan contracts, including with pharmacy benefits plans, we may have to agree to a net sales price lower than the net sales price we obtain in other payor channels. Our existing reimbursement contracts generally include numerous quality and compliance-related requirements, including audit rights, and can be terminated by government entities or third-party payors without cause and with little (30 to 60 days’) notice to us. Our compliance with the administrative procedures or requirements may result in increased costs for us and delays in processing approvals by government entities and third-party payors. Furthermore, payor audits have in the past, and may in the future, result in requests for refunds or other costs. In addition, as noted above, government decisions on coverage and reimbursement amounts may impact the reimbursement rates we are able to obtain from third-party payors. Failure to secure or retain adequate coverage of or reimbursement for our current and future products by government entities and third-party payors, or delays in processing approvals by those payors, could result in the loss of sales, which could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
As most of our customers rely on third-party payors to cover the cost of our products, there has been, and may continue to be, a shift in financial responsibility to our customers for the amounts previously covered by their primary insurance carrier. In the event that we are unsuccessful in collecting payments owed by customers or experience increases in the amount, or deterioration in the collectability, of uninsured and patient due accounts receivable, this could adversely affect our business, results of operations, financial condition, and cash flows. We may also be adversely affected by the growth in high deductible or “skinny” health plan offerings, as a result of the evolving healthcare policy and insurance landscapes that shift greater responsibility for care to individuals through more exclusions, prior authorizations, and higher co-payment and deductible amounts.
Failure to integrate any acquired businesses into our operations successfully, or challenges related to our strategic initiatives, including divestitures and third-party funding arrangements, as well as liabilities or claims relating to any such acquired businesses, divestitures, or arrangements, could adversely affect our business.
As part of our strategy to develop and identify new products and technologies and optimize our portfolio of products, we have made several acquisitions, divestitures, and third-party research and development funding arrangements in recent years, and we may make additional acquisitions, divestitures, and arrangements in the future. Our integration of the operations of any acquired businesses, or a divestiture of any part of our existing businesses, will require significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing, and finance. These efforts may result in additional expenses and involve significant amounts of our management’s time that cannot then be dedicated to other projects. Our failure to manage and coordinate the growth of acquired companies successfully could also have an adverse impact on our business. Further, acquired businesses may have liabilities, or be subject to claims, litigation, or investigations, that we did not anticipate or which exceed our estimates at the time of the acquisition. In addition, we cannot be certain that the businesses we may acquire will become profitable or remain so. Factors that will affect the success of our acquisitions include:
•the presence or absence of adequate internal controls, or significant fraud in the financial systems of acquired companies;
•our ability or inability to integrate information technology systems of acquired companies in a secure and reliable manner;
•liabilities, claims, litigation, investigations, or other adverse developments relating to acquired businesses or the business practices of acquired companies, including investigations by governmental entities, potential U.S. FCPA or product liability claims, intellectual property disputes, earnout or other contingent payment disputes, or other unanticipated liabilities;
•any decrease in customer loyalty and product orders caused by dissatisfaction with the combined companies’ product lines and sales and marketing practices, including price increases;

•our ability to comply with regulatory obligations applicable to acquired companies;
•our ability to retain key employees; and
•the ability to achieve synergies among acquired companies, such as increasing sales of the integrated company’s products, achieving cost savings, and effectively combining technologies to develop new products.
We could also experience negative effects on our business, results of operations, financial condition, and cash flows from acquisition-related charges, amortization of intangible assets, and asset impairment charges.
In addition, the potential exists that expected strategic benefits from any planned or completed divestiture or third-party funding arrangement may not be realized or may take longer to realize than expected, and there can be no assurance that disputes will not arise under our third-party funding arrangements or transition service agreements that have been or may be executed as part of a divestiture. We have in the past and could in the future cancel or fail to consummate a planned acquisition, divestiture, or third-party funding arrangement, which may subject us to penalties or result in litigation.
We have recently approved and committed to a plan to terminate a third-party manufacturing agreement resulting in a pre-tax charge, and we may be required to recognize additional charges in the future, including contract write-offs and impairments to our property, plant, and equipment, goodwill, or other intangible assets, which could significantly reduce our earnings.
Under U.S. GAAP, we review certain assets, including property, plant, and equipment, goodwill, and other intangible assets, for impairment on either an annual basis or when events or circumstances occur which indicate that the carrying value of such assets may be impaired. If the review performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value and fair value of the asset, in the period the determination is made. Additionally, when we terminate contractual arrangements, we may be required to recognize charges related to contract termination fees, write-offs of prepaid expenses or contract assets, disposal of specialized equipment or inventory associated with the terminated arrangement, and other exit costs.
The testing of assets for impairment and evaluation of contract termination costs require us to make estimates that are subject to significant assumptions about our future revenue, profitability, cash flows, fair value of assets and liabilities, weighted average cost of capital, expected contract settlement amounts, and the realizability of contract-specific assets, as well as other assumptions. Changes in these estimates, or changes in actual performance compared with these estimates, may affect the fair value of the assets or the expected costs of contract terminations, which may result in an impairment charge or additional contract-related charges. If we determine our assets are impaired in the future or incur additional costs related to contract terminations or restructurings, we may be required to record charges to earnings in our financial statements that could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We recorded a pre-tax charge of $118 million during the fiscal year ended April 24, 2026 related to certain of our efforts to develop high-volume automated manufacturing lines for Simplera CGMs, including contract termination costs and asset write-offs. For more information, see Note 4. “Restructuring,” to the consolidated financial statements.
If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could be adversely affected, resulting in a decrease in the market price of shares of our common stock.
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, net sales, and expenses that are not readily apparent from other sources. If our assumptions change or if actual circumstances differ from our assumptions, our results of operations could be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of shares of our common stock.
We may in the future have outstanding debt obligations that could adversely affect our business, results of operations, or financial condition.
In connection with the Separation, we entered into the Revolving Credit Facility (as defined in the section of this Annual Report entitled “Description of Certain Indebtedness of MiniMed”). If we incur indebtedness under this facility or through another arrangement it could subject us to risks, including:
•requiring a substantial portion of our cash flow from operations to make interest payments;

•making it more difficult to satisfy other obligations;
•increasing the risk of a future credit ratings downgrade of our debt, which could increase future debt costs and limit the future availability of debt financing;
•increasing our vulnerability to general adverse economic and industry conditions;
•reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow our business;
•limiting our ability to pay dividends;
•limiting our flexibility in planning for, or reacting to, changes in our business and industry; and
•limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends, or repurchase shares of our common stock.
The risks described above will increase with the amount of indebtedness we incur in the future. Furthermore, to the extent our indebtedness bears interest at variable rates, our ability to borrow additional funds may be reduced and the risks described above would intensify if these rates were to increase significantly, whether because of an increase in market interest rates or a decrease in our creditworthiness. In addition, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to service our outstanding debt or to repay the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets, or otherwise raise funds on acceptable terms, or at all, to service or refinance our debt.
Furthermore, the restrictive covenants under the Revolving Credit Facility may limit our operating flexibility by limiting our ability to, among other things, take advantage of financing, merger and acquisition, or other opportunities, in particular if we cannot meet certain pro forma leverage ratio incurrence tests. In addition, we are required to comply with certain financial maintenance covenants under the Revolving Credit Facility. Our ability to comply with such covenants may be affected by events beyond our control, including prevailing economic, financial, and industry conditions.
Legal and Regulatory Risks
We are subject to extensive and complex laws and governmental regulations and any adverse regulatory action may materially adversely affect our financial condition and business operations.
Our medical devices and technologies, as well as our business activities, are subject to a complex set of regulations and rigorous enforcement, including by the U.S. FDA, U.S. Department of Justice, U.S. Department of Health and Human Services (the “U.S. HHS”) Office of the Inspector General, U.S. EPA, and numerous other federal, state, and non-U.S. governmental authorities. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, content, marketing, and distribution of our products, as well as EHS laws and regulations. These laws and regulations are also related to fair competition, kickbacks, false claims, self-referrals, and healthcare fraud. In addition, as a manufacturer of U.S. FDA-approved devices reimbursable by federal healthcare programs, we are subject to the Physician Payments Sunshine Act, which requires us to annually report certain payments and other transfers of value we make to U.S.-licensed physicians, certain allied health professionals, and U.S. teaching hospitals. Any failure to comply with these laws and regulations could subject us or our officers and employees to criminal and civil financial penalties.
As a part of the regulatory process of obtaining marketing authorization for new products and new indications for existing products, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations, and trial endpoints. Unfavorable clinical data from existing or future clinical trials may adversely impact our ability to obtain product approvals, including from the U.S. FDA, our position in, and share of, the markets in which we participate, and our business, results of operations, financial condition, and cash flows. Even if our development and clinical trial efforts appear successful to us and our regulatory submission appears satisfactory to us, the U.S. FDA or comparable international regulator may disagree and may decide not to grant marketing authorization for the products, may decide to approve the products but require narrow or less desirable labeling, or may require additional product testing or clinical trials or other data to be developed and submitted before approving the products, which would result in product launch delays and additional expense.

In addition, the ability of the U.S. FDA to review and authorize the sale of new products can be affected by a variety of factors, including government budget and funding levels, its ability to hire and retain key personnel and accept the payment of user fees, statutory, regulatory, and policy changes, and other events that may otherwise affect the U.S. FDA’s ability to perform routine functions. In particular, reductions in staff and officials at the U.S. FDA may cause delays to the agency’s ongoing review of certain products in our pipeline. Disruptions at the U.S. FDA and other agencies may also increase the time necessary for new products to be reviewed or authorized for marketing by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the U.S. FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shut-down occurs, it could significantly impact the ability of the U.S. FDA and other agencies to timely review and process our regulatory submissions, which could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
As a result, we cannot guarantee that we will be able to obtain or maintain marketing authorization for our new products or enhancements or modifications to existing products, and the failure to maintain approvals or obtain approval or clearance could have a material adverse effect on our business, results of operations, financial condition, and cash flows. Even if we are able to obtain approval or clearance, it may:
•take a significant amount of time;
•require the expenditure of substantial resources;
•involve stringent clinical and pre-clinical testing, as well as increased post-market surveillance;
•involve modifications, repairs, or replacements of our products; or
•limit the proposed uses of our products.
Both before and after a product is commercially released, we have ongoing responsibilities under U.S. FDA and other applicable non-U.S. governmental authority regulations. For instance, many of our facilities and procedures and those of our suppliers are also subject to periodic inspections by the U.S. FDA to assess compliance with applicable regulations. The results of these inspections can include, and have in the past included, inspectional observations on the U.S. FDA’s Form 483, warning letters, or other forms of enforcement, such as a consent decree. For example, the U.S. FDA issued a warning letter on December 9, 2021 finding that the quality system requirements at our Northridge, California facility did not conform with the U.S. FDA’s Quality System Regulation (“QSR”) with respect to our MiniMed 600 series pumps and software and remote controllers used with the Paradigm and MiniMed series pumps. In addition to the impact on our production of the MiniMed 600 series pump, our ability to progress approval of the MiniMed 780G series pump was delayed. While we have since addressed such letter to the satisfaction of the U.S. FDA, who lifted the letter in April 2023, if the U.S. FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical products are ineffective or pose an unreasonable health risk, the U.S. FDA could detain or seize adulterated or misbranded medical products, order a recall, repair, replacement, or refund of such products, refuse to grant pending pre-market approval applications or require certificates of non-U.S. governments for exports, or require us to notify HCPs and others that the products present unreasonable risks of substantial harm to the public health, and in certain rare circumstances, ban such products. The U.S. FDA and other non-U.S. government agencies may also assess civil or criminal penalties against us, or our officers or employees, and impose operating restrictions on a company-wide basis. The U.S. FDA may also recommend prosecution to the U.S. Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products and limit our ability to obtain future pre-market clearances or approvals, and could result in a substantial modification to our business practices and operations.
Furthermore, we occasionally receive subpoenas or other requests for information from various governmental agencies around the world. While these investigations typically relate primarily to financial arrangements with HCPs, regulatory compliance, and product promotional practices, we cannot predict the timing, outcome, or impact of any such investigations. Any adverse outcome in one or more of these investigations could include the commencement of civil or criminal proceedings, substantial fines, penalties, or administrative remedies, including exclusion from government reimbursement programs and entry into Corporate Integrity Agreements (CIAs) with governmental agencies. In addition, resolution of any of these matters could involve the imposition of additional, costly compliance obligations. These potential consequences, as well as any adverse outcome from governmental investigations, could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

In addition, the U.S. FDA has taken the position that medical device manufacturers are prohibited from promoting their products other than for the uses and indications set forth in the approved product labeling, and any failure to comply could subject us to significant civil or criminal exposure, administrative obligations and costs, or other potential penalties from, or agreements with, the federal government. Our efforts to promote our products via direct-to-consumer marketing and social media initiatives may subject us to additional scrutiny of our practices of effective communication of risk information, benefits, or claims, under the oversight of the U.S. FDA, U.S. Federal Trade Commission (the “U.S. FTC”), U.S. HHS Office for Civil Rights, or others.
Governmental regulations in the United States and outside the United States are constantly changing and may become increasingly stringent. In the EU, for example, the EU Medical Device Regulation (the “EU MDR”), which became effective in May 2021, includes significant additional pre-market and post-market requirements. Penalties for regulatory non-compliance could be severe, including fines and revocation or suspension of a company’s business license, mandatory price reductions, and criminal sanctions. The development and implementation of future laws and regulations could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
We are involved in, and may in the future become involved in, litigation, arbitration, and governmental proceedings or investigations, including those stemming from third-party conduct beyond our control.
We are subject to heightened scrutiny in the healthcare industry and are involved in, or threatened with, legal, arbitration, and governmental proceedings or investigations from time to time in the ordinary course of our business, including disputes with employees, competitors, customers, suppliers, collaborators, and business partners concerning allegations of, among other things, breaches of contract, product liability, product defects, intellectual property infringement, logistics or manufacturing-related topics, quality regulations, EHS issues, termination of business relationship, and alleged or suspected violations of applicable laws in various jurisdictions. For example, in certain circumstances, insurance companies have attempted to bring private causes of action against manufacturers for making false claims. In addition, we operate in an industry characterized by extensive intellectual property litigation and, from time to time, we are subject to allegations by holders of intellectual property or proprietary rights that we are infringing, misappropriating, diluting, or otherwise violating such rights, which allegations may result in us being subject to actual or threatened lawsuits. See “—We are substantially dependent on patent and other proprietary rights and failing to protect such rights or to be successful in litigation related to our rights or the rights of others may result in our payment of significant monetary damages or royalty payments, negatively impacting our ability to sell current or future products.”
We are currently subject to ongoing and threatened lawsuits in the United States and Canada with respect to alleged personal injuries, including deaths, caused by our Series 600 insulin pumps with allegedly defective clear retainer rings that were subject to field corrective actions in 2019 and 2021: in 2019, Medtronic issued an “urgent field safety notification” directing patients to inspect the clear retainer rings on affected Series 600 insulin pumps and, in certain circumstances, offered replacement insulin pumps (which was classified as a Class I recall by the U.S. FDA in 2020); in 2021, Medtronic expanded the recall to remove the Series 600 insulin pumps with clear retainer rings from the market. Plaintiffs have alleged that, due to a defective retainer ring, the insulin reservoir in their insulin pump could not be locked into place, causing over- or under-delivery of insulin allegedly resulting in hypoglycemia or hyperglycemia. During the fiscal year ended April 24, 2026, we accrued for a $22 million liability in connection with certain of these pending and threatened claims and lawsuits. It is possible that the amount of our ultimate liability could materially differ from the amount currently accrued, and we are currently unable to estimate a reasonably possible loss or range of loss in excess of the amounts accrued. For additional information about these and our other current legal proceedings, see Note 12. “Commitments and Contingencies,” to the consolidated financial statements.
With limited exceptions, we are not covered by insurance policies for legal proceedings related to events that occurred before the Separation, including the ongoing and threatened lawsuits relating to alleged personal injuries, including deaths, caused by our Series 600 insulin pumps with clear retainer rings referred to above. The outcome of any pending or potential future legal, arbitration, and governmental proceedings is difficult to predict, and excessive verdicts can occur. If such proceedings are determined adversely to us, we may be required to change our business practices or may incur fines, penalties, or monetary losses, some of which may be significant or could disrupt our business operations. Exposure to litigation or other government action, whether directed at us, our customers, or our suppliers, or our or their respective business partners, could also divert our management’s attention and resources and adversely affect our reputation, which could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Quality problems have in the past and could in the future lead to recalls or safety alerts, product liability claims, reputational harm, adverse verdicts, or costly settlements, and could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
Quality is extremely important to us and our customers due to the impact on PWD and the serious and potentially costly consequences of adverse product performance. Our business exposes us to potential product liability risks that are inherent in the design, manufacture, distribution, and marketing of medical devices. Component failures, manufacturing nonconformances, design issues, off-label use, or inadequate disclosure of product-related risks or product-related information with respect to our products have in the past and could in the future result in an unsafe condition or injury to, or death of, a patient. These problems have in the past and could in the future lead to recall of, or issuance of a safety alert or warning letter relating to, our products.
While we have not been subject to any recent material safety alerts, recalls, warning letters, or related enforcement actions, in 2021, for example, the U.S. FDA issued a warning letter focusing on the inadequacy of specific medical device quality system requirements at our Northridge, California facility with respect to our MiniMed 600 series pumps and software and remote controllers used with the Paradigm and MiniMed series pumps. As a result, the U.S. FDA approval of our 780G system was delayed, which led to decreased volume of patients using our AID systems in fiscal year 2024 in the United States and resulted in a competitive disadvantage and fewer NPS in fiscal years 2022 and 2023 in the U.S. market leading to reduced consumables sales in fiscal year 2024. Moreover, some of our products remain subject to recalls as defined in the medical device industry, which include a range of actions, many of which do not involve product retrieval or market withdrawal, such as settings adjustments and labeling updates. For example, in 2024, we voluntarily issued a field action notifying global insulin pump customers of potential risks of shortened pump battery life with reminders on the importance of checking built-in alerts and alarms and to contact us for pump replacement if affected by this issue.
Quality problems can also lead to product liability claims and lawsuits, including class actions. For example, we are currently subject to ongoing and threatened lawsuits in the United States and Canada with respect to alleged personal injuries, including deaths, caused by our Series 600 insulin pumps with allegedly defective clear retainer rings that were subject to field corrective actions in 2019 and 2021. See Note 12. “Commitments and Contingencies,” to the consolidated financial statements.
Strong product quality is critical to our success. If we fall short of these standards and our products are the subject of recalls or safety alerts, our reputation could be damaged, we could lose customers, and our revenue and results of operations could decline. Our success also can depend on our ability to manufacture to exact specification precision-engineered components, subassemblies, and finished devices from multiple materials. If our components fail to meet these standards or fail to adapt to evolving standards, our reputation, competitive advantage, and market share could be harmed. In certain situations, we may undertake a voluntary recall of products or temporarily shut down production lines based on performance relative to our own internal safety and quality monitoring and testing data.
Any of the foregoing problems, including future product liability claims or recalls, regardless of their ultimate outcome, could harm our reputation and have a material adverse effect on our business, results of operations, financial condition, and cash flows.
We are substantially dependent on patent and other proprietary rights and failing to protect such rights or to be successful in litigation related to our rights or the rights of others may result in our payment of significant monetary damages or royalty payments, negatively impacting our ability to sell current or future products.
We are substantially dependent on patent and other proprietary rights and rely on a combination of patents, trademarks, tradenames, copyrights, trade secrets, and agreements (such as employee, confidentiality, non-disclosure, and non-competition agreements) to protect our business and intellectual property. We also operate in an industry characterized by extensive intellectual property litigation. Intellectual property litigation can result in significant damages awards and injunctions that could prevent or delay our manufacture and sale of affected products or require us to pay significant royalties in order to continue to manufacture or sell affected products. We may be involved as a plaintiff or a defendant in intellectual property actions, the outcomes of which may not be known for prolonged periods of time. We have received and may in the future receive communications from holders of patents, trademarks, trade secrets, or other intellectual property or proprietary rights alleging that we are infringing, misappropriating, diluting, or otherwise violating such rights. Third parties may also claim that our owned or licensed patent rights are invalid or unenforceable. While it is not possible to predict the outcome of intellectual property litigation, it is possible that the results of such litigation could require us to pay significant monetary damages or royalty payments, negatively impact our ability to sell current or future products, require us to change our products, or that enforcement actions to protect our patent and proprietary rights against others could be unsuccessful, any of which could have a material adverse impact on our business, results of operations, financial condition, and cash flows. In addition, any public announcements related to litigation or administrative proceedings initiated or threatened against us could cause our stock price to decline.

While we intend to defend against any threats to our intellectual property, our patents, trademarks, tradenames, copyrights, trade secrets, or agreements (such as employee, confidentiality, non-disclosure, and non-competition agreements) may not adequately protect our intellectual property. Further, pending patent applications by us may not result in patents being issued to us, patents issued to or licensed by us may be challenged or circumvented by competitors, and such patents may be found invalid, unenforceable, or too limited in scope to protect our technology or provide us with any competitive advantage. In addition, our patents and those licensed by us will expire over time, our ability to protect novel business models is uncertain, and infringement may go undetected. Third parties could obtain patents that may require us to negotiate licenses to conduct our business, and such licenses may not be available on reasonable terms or at all. We may not be aware of all third-party intellectual property rights potentially relating to our current and future products. In addition, license agreements could be terminated. We also rely on non-disclosure and non-competition agreements with certain employees, consultants, and other parties to protect, in part, trade secrets and other proprietary rights. We cannot be certain that these agreements will not be breached, that such provisions will be enforceable, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information, or that third parties will not copy or otherwise gain access to our trade secrets or proprietary knowledge. Moreover, in the United States, the U.S. FTC and various states have adopted laws and regulations that purport to ban or severely restrict the use of non-competition agreements, which may limit our ability to use and enforce non-competition agreements with employees.
In addition, the laws of certain countries in which we market or manufacture some of our products do not protect our intellectual property rights to the same extent as the laws of the United States, which could make it easier for our competitors to capture market position. This may increase our vulnerability to our technology being reverse engineered or our trade secrets being compromised. If we are unable to protect our intellectual property, it could have a material adverse effect on our business, results of operations, financial condition, and cash flows. Competitors also may harm our sales by designing products that substantially mirror the capabilities of our products or technology without infringing our intellectual property rights.
We may be subject to fines, penalties, and injunctions if we are determined to be promoting the use of our products for unapproved or improper off-label uses or determined to have made claims that are untruthful or misleading or not adequately substantiated.
Our marketing, promotional, and educational materials and practices are subject to the Federal Food, Drug, and Cosmetic Act of 1938, the Federal Trade Commission Act, the national law of individual EU Member States implementing Directive 93/42 on medical devices and Directive 90/385/EEC on active implantable medical devices, and applying Regulation 2017/745 on medical devices, Directive 2006/114/EC concerning misleading and comparative advertising, and EU Directive 2005/29/EC on unfair commercial practices, and other applicable laws and regulations, each as may be amended from time to time. EU Member States’ national legislation may also restrict or impose limitations on our ability to advertise our products directly to the general public. If the U.S. FDA, U.S. FTC, or other regulatory body with competent jurisdiction over us, our activities, or our products takes the position that our marketing, promotional, or other materials or activities constitute improper promotion or marketing of an unapproved or improper use, or that they contain untruthful, misleading, or inadequately substantiated statements or claims, such regulatory body could request that we modify our materials or practices or subject us to regulatory enforcement actions, including the issuance, depending on the regulatory body and the nature of the alleged violation, of a warning letter, injunction, seizure, civil fine, and criminal penalties.
Recent court decisions have impacted the U.S. FDA’s enforcement activity regarding off-label promotion in light of First Amendment considerations. However, there are still significant risks in this area in part due to the potential False Claims Act (“FCA”) exposure and the U.S. FDA’s continued focus on ensuring devices are marketed in a manner consistent with U.S. FDA-required labeling. Although our policy is to refrain from statements that could be considered off-label promotion of our products or pre-promotion of an unapproved product, the U.S. FDA, U.S. FTC, or other regulatory authority could disagree and conclude that we have engaged in improper promotional activities. In addition, the off-label use of our products may increase the risk of product liability claims, which are expensive to defend and could result in substantial damage awards against us and harm our reputation.
Healthcare policy changes may have a material adverse effect on us.
There have been and continue to be actions and proposals by several governments, regulators, and third-party payors globally, including the U.S. federal and state governments and the government in China, to control healthcare costs, and, more generally, to reform healthcare systems. Certain of these actions and proposals, among other things, limit the prices we are able to charge for our products or the amounts of reimbursement available for our products, increase the importance of our ability to compete on cost, and could limit the acceptance and availability of our products. These actions and proposals could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
Our revenue may be limited by the continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various increasingly sophisticated means, such as leveraging increased competition, increasing eligibility requirements such as second opinions and other documentation, purchasing in a bundle, or redesigning benefits. The continuing efforts of government and private third-party payors to reduce healthcare costs could also lead to PWD being unable to obtain approval for payment from these third-party payors.

We rely on the proper function, security, and availability of our information technology systems and data, as well as those of third parties throughout our global supply chain and our customer and payor base, to operate our business, and a breach, cyber-attack, or other disruption to these systems or data, which we have experienced and may experience again in the future, could materially and adversely affect our business, results of operations, financial condition, cash flows, reputation, or competitive position.
We are increasingly dependent on sophisticated information technology systems to operate our business. That technology includes systems that could be used to process, transmit, and store sensitive data. Additionally, many of our products and services include integrated software and information technology that collect data regarding PWD or connect to other internal systems. One of the most prevalent attacks on large organizations has been ransomware, which can have a devastating impact on an organization’s operations. Our ransomware readiness program has required and will continue to require investment and will not guarantee that we will be immune from an incident or be able to respond rapidly enough to prevent a negative impact on our business. Like all organizations, we routinely experience attempted interference with the integrity of, and interruptions in, our technology systems via events such as cyber-attacks, malicious intrusions, service interruptions, or other breakdowns. Our information technology systems have been and may also in the future be vulnerable to inadvertent or intentional actions by our employees, third-party vendors, or other third parties with whom we do business. We have experienced these types of incidents which have led to data breaches, and any such incidents that we may experience in the future could lead to additional data breaches, interference with the integrity of our products and data, compromise of intellectual property or other proprietary information, or other significant disruptions.
We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. Furthermore, we rely on third-party vendors to supply or support certain aspects of our information technology systems and resulting products, and customers and payors use information technology systems to process payments relating to our products and services. These third-party systems could also become vulnerable to cyber-attack, malicious intrusions, breakdowns, interference, or other significant disruptions, and may contain defects in design or manufacture or other problems that could result in system disruption or compromise the information security of our own systems. If any of the foregoing occurs, we may have insufficient recourse against such third parties and may have to expend significant resources to mitigate the impact of such an event.
We continue to grow in part through new business acquisitions and, as a result, may face risks associated with defects and vulnerabilities in acquired businesses’ systems, or difficulties or other breakdowns or disruptions in connection with the integration of such acquisitions into our information technology systems. The costs related to significant security breaches or disruptions could be material and cause us to incur significant expenses, and any cybersecurity insurance that we may have in place may not cover such expenses.
Our global profile and international operations expose us to geopolitical events or issues which may increase cybersecurity risks on a global basis. Our worldwide operations also mean that we are subject to laws and regulations, including data protection and cybersecurity laws and regulations, in many jurisdictions. The variety of U.S. and international privacy and cybersecurity laws and regulations impacting our operations are described in “—We are subject to stringent and often unsettled privacy laws, regulations, policies, and contractual obligations related to data privacy and security and changes in such laws, regulations, policies, and contractual obligations could adversely affect our business.” and “Item 1. Business—Government Regulation and Product Approval Process—Data Privacy and Security Laws.” Any data security breaches, cyber-attacks, malicious intrusions, or significant disruptions could result in actions by regulatory bodies or civil litigation, any of which could materially and adversely affect our business, results of operations, financial condition, cash flows, reputation, or competitive position.
Our information technology systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems. We experience continuing changes in information processing technology, legal and regulatory standards, patient and customer information use cases, techniques used to obtain unauthorized access to data and information systems, and the information technology needs associated with our changing products and services. We also face business and regulatory risks relating to our use of AI systems in our business operations and products. These systems are susceptible to flaws, biases, malfunctions, or manipulations, which may disrupt our operations, result in erroneous decision-making, elevate our cyber risk profile, or expose us to penalties from non-compliance with emerging regulations. There can be no assurance that our efforts to keep pace with continuing changes in information processing technologies, including AI systems, and to deploy these technologies to our business operations and products will be successful or that additional systems issues will not arise in the future.
Medical devices are increasingly connected to the internet, hospital networks, and other medical devices to provide features that improve healthcare and increase the ability of HCPs to treat PWD and PWD to manage their conditions. These same features may also increase cybersecurity risks and the risks of unauthorized access and use by third parties. As such, a cyber-attack which intrudes, disrupts, or corrupts our devices, products, and services or related devices, products, and services could impact the quality of care PWD receive or the confidentiality of patient information. Additionally, modifying or using any such devices, products, or services in a way inconsistent with our U.S. FDA clearances and approvals may create risks to users and potential exposure to us.

If our information technology systems, products, or services, or those of our third-party vendors, or our sensitive data are compromised, there are many consequences that could result. Consequences include, but are not limited to:
•customers or employees being exposed to financial or medical identity theft or suffering a loss of product functionality;
•losing existing customers or having difficulty attracting new customers;
•experiencing difficulty preventing, detecting, and controlling fraud;
•being exposed to the loss or misuse of confidential information;
•having disputes with PWD, physicians, and other HCPs;
•suffering regulatory sanctions or penalties under U.S. federal laws, state laws, or the laws of other jurisdictions;
•experiencing increases in operating expenses or an impairment in our ability to conduct our operations;
•incurring expenses or losing revenue as a result of a data privacy breach;
•product failure;
•information technology outages or disruptions; and
•suffering other adverse consequences including lawsuits or other legal action and damage to our reputation.
We are subject to stringent and often unsettled privacy laws, regulations, policies, and contractual obligations related to data privacy and security and changes in such laws, regulations, policies, and contractual obligations could adversely affect our business.
We are subject to evolving data privacy and protection laws and regulations that apply to the collection, transmission, storage, and use of personally identifying information or personal data. See “Item 1. Business—Government Regulation and Product Approval Process—Data Privacy and Security Laws.” Determining whether such information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. The global nature of our business necessitates compliance with privacy regimes around the globe.
In particular, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act (“HIPAA”) establish privacy and security standards that limit the use and disclosure of personally identifiable health information, or protected health information, and require the implementation of additional administrative, physical, and technological safeguards to protect the privacy of protected health information and promote the confidentiality, integrity, and availability of electronic protected health information. If we are unable to properly protect the privacy and security of protected health information, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face significant administrative, civil, and criminal penalties.
In the United States, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act and its regulations (collectively, the “CCPA”), requires companies that process information on California residents to make disclosures to consumers about their data collection, use, and sharing practices, allows consumers to opt out of certain data sharing with third parties, provides a new private right of action for certain data breaches, and creates a state agency that is vested with authority to implement and enforce the CCPA. Several other U.S. states have enacted or proposed their own data privacy laws, and it is expected that other states will enact their own laws. Moreover, all 50 U.S. states and the District of Columbia have enacted breach notification laws that may require us to notify patients, employees, or regulators in the event of unauthorized access to or disclosure of personal or confidential information experienced by us or our service providers. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally, and such laws may differ from each other, which may complicate compliance efforts.
In Europe, we are subject to the EU’s General Data Protection Regulation (the “EU GDPR”), as well as the UK General Data Protection Regulation and the UK Data Protection Act 2018 (collectively, the “UK GDPR”), which currently impose the same obligations as the EU GDPR in most material respects. The EU GDPR and the UK GDPR impose strict rules on the processing of personal data and transfers of personal data to countries outside of the European Union/European Economic Area (the “EU/EEA”) and the United Kingdom, respectively. As the enforcement landscape develops and supervisory authorities issue further guidance on international data transfers, we could suffer additional costs, complaints, or regulatory investigations or fines, we may have to make certain operational changes, and we may have to implement revised transfer mechanisms within required time frames.

Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, imprisonment of company officials, public censure, claims for damages by affected individuals, damage to our reputation, or loss of goodwill, any of which could adversely affect our business, results of operations, financial condition, cash flows, reputation, or competitive position.
The failure to comply with anti-corruption laws could materially adversely affect our business and result in civil or criminal sanctions.
The U.S. FCPA and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business and requires companies to maintain adequate internal controls, books, and records. Because of the predominance of government-administered healthcare systems in many jurisdictions around the world, many of our customer relationships outside of the United States are with governmental entities and are therefore potentially subject to such laws. We also participate in public-private partnerships and other commercial and policy arrangements with governments around the globe.
Global enforcement of anti-corruption laws has increased in recent years, including investigations and enforcement proceedings leading to assessment of significant fines and penalties against companies and individuals. Our international operations create a risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents, or distributors. We maintain various controls aligned with legal requirements to prevent and prohibit improper practices, including policies, programs, and training for our employees and third-party intermediaries acting on our behalf. However, existing safeguards and any future improvements may not always be effective, and our employees, consultants, sales agents, or distributors may engage in conduct for which we could be held responsible. In addition, regulators could seek to hold us liable for conduct committed by companies in which we invest or that we acquire. Any alleged or actual violations of these regulations may subject us to government scrutiny, criminal or civil sanctions, and other liabilities, including exclusion from government contracting, and could disrupt our business, adversely affect our reputation, and result in a material adverse effect on our business, results of operations, financial condition, and cash flows.
Laws and regulations governing international business operations could adversely impact our business.
The U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) and the U.S. Commerce Department’s Bureau of Industry and Security (BIS) administer certain laws and regulations that restrict U.S. persons and, in some instances, non-U.S. persons from conducting activities in, transacting business with, or making investments in certain countries, governments, entities, and individuals subject to U.S. economic sanctions or export restrictions. Our international operations subject us to these laws and regulations, which are complex, restrict our business dealings with certain countries, governments, entities, and individuals, and are constantly changing. Further restrictions may be enacted, amended, enforced, or interpreted in a manner that materially impacts our operations.
From time to time, we have limited business dealings in countries subject to comprehensive sanctions, including Iran, Cuba, and the region of Crimea, as well as Russia and Belarus. Certain of our subsidiaries sell medical devices, and may provide related services, to distributors and other purchasing bodies in such countries or regions. These business dealings represent an insignificant amount of our consolidated revenues and income but expose us to a heightened risk of violating applicable sanctions regulations. Violations of these regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts, and revocations or restrictions of licenses, as well as criminal fines and imprisonment. We have established policies and procedures designed to assist with our compliance with such laws and regulations. However, such regulations may impact our ability to continue operations in certain countries and require additional licenses which we may not be able to obtain or maintain. There can be no assurance that our policies and procedures will prevent us from violating these regulations in every transaction in which we may engage, and such a violation could adversely affect our business, results of operations, financial condition, cash flows or reputation.

Climate change, or legal, regulatory, or market measures to address climate change, may materially adversely affect our financial condition and business operations.
Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere presents risks to our current and future operations. We face current and long-term operational risks and have in the past experienced business interruptions from severe weather events and other natural and man-made conditions, such as hurricanes, tornadoes, droughts, extreme temperatures, wildfires, or flooding. Such severe weather events caused by or related to climate change or other conditions caused by natural or man-made disasters have in the past and could in the future increase our operational costs, pose physical risks to our facilities, and adversely impact our supply chain, including manufacturing and distribution networks, the availability and cost of raw materials and components, and energy supply, transportation, or other inputs necessary for the operation of our business. The impacts of climate change on global water resources may result in water scarcity, which could impact our ability to access sufficient quantities of water in certain locations and result in increased costs. Although it is difficult to predict and adequately prepare to meet the challenges to our business posed by climate change, concerns over climate change have resulted and could result in new laws or regulations that are more stringent. For example, in October 2023, California enacted various laws that will require companies that do business in California and meet certain financial thresholds to publicly disclose their Scope 1, 2, and 3 greenhouse gas emissions and issue public reports on their climate-related financial risk and related mitigation measures. As a result of these and other climate-related laws or requirements, we may experience increased compliance burdens and costs to meet the regulatory obligations, as well as adverse impacts on raw material sourcing, manufacturing operations, and the distribution of our products. While there have been a series of proposals and changes at the U.S. federal and state level to revise programs related to climate change and other environmental rules and regulations, we cannot predict at this time the extent of future changes to such programs, laws, or regulations, the outcome such revisions will have on the climate change and environmental regulatory landscape, or the ultimate impact on our business.
We are subject to EHS laws and regulations and the risk of environmental liabilities, violations, and litigation.
We are subject to EHS laws and regulations, as enforced by international, federal, state, and local authorities, including the U.S. EPA, U.S. Occupational Health and Safety Administration, and analogous state agencies, concerning, among other things: the generation, handling, transportation, storage, and disposal of hazardous substances or wastes; human health and safety; the remediation of hazardous substances or materials; and emissions or discharges into the land, air, or water. Under certain environmental laws, we could be subject to strict, joint, and several liability for investigating and remediating contamination at properties we currently or formerly owned, leased, or operated, or at third-party sites to which we sent wastes. We are further subject to numerous laws and regulations concerning, among other things, chemical constituents in medical products and end-of-life disposal and take-back programs for medical devices. Our operations and those of certain of our third-party suppliers involve the use of substances subject to these laws and regulations, primarily those used in manufacturing and sterilization processes. If we or our suppliers violate any EHS laws and regulations, violators could be fined or otherwise sanctioned, and in extraordinary situations, facilities could be shut down. New laws and regulations, violations of these laws or regulations, stricter enforcement of existing requirements, or the discovery of previously unknown contamination could require us to incur costs or become the basis for new or increased liabilities or other risks that could be material.
In particular, many regulatory agencies in the United States and internationally are imposing new and evolving regulatory requirements on the safe use of certain chemicals which may be contained in our products or used during the manufacturing or sterilization processes, including EtO and per- and polyfluoroalkyl substances (“PFAS”), and evaluating their potential impact on health and the environment. We are actively working with suppliers to evaluate the use or presence of PFAS and the use of EtO for sterilization in our products or manufacturing processes to help ensure compliance with such requirements. These and other global regulatory developments may require us to take additional actions, including investigation, remediation, and compliance actions, may result in additional litigation and enforcement actions or increase our costs, or could trigger additional community concerns or other reputational risks.
We are subject to risks related to sustainability practices and initiatives.
There is continued focus from our stakeholders, as well as regulatory authorities in the United States, EU, and other global jurisdictions in which we operate, on sustainability practices and disclosure. Stakeholders’ expectations are not uniform, and proponents and opponents of various sustainability-related matters have increasingly resulted in a range of activism and legal and regulatory developments. If we do not succeed in meeting, or are perceived as not meeting, stakeholders’ expectations, whether in support of or against sustainability-related matters, or stated sustainability goals and objectives, such as environmental stewardship, inclusion initiatives, supply chain practices, good corporate governance, workplace conduct, and support for local communities, or if we do not effectively respond to new or revised legal, regulatory, or reporting requirements concerning sustainability-related matters, including climate change or other sustainability concerns, we may be subject to enforcement actions, litigation risks, regulatory fines and penalties, or other sanctions, our reputation or the reputation of our brands may suffer, we may be unable to attract and retain top talent, and our stock price may be negatively affected, among other things.

Enhanced or conflicting sustainability-related laws, regulations, and expectations in and across the jurisdictions in which we do business may increase compliance burdens and costs for us and for third parties throughout our global supply chain, which could cause disruption in the sourcing, manufacturing, and distribution of our products and adversely affect our business, results of operations, financial condition, and cash flows. Notably, we will be subject to sustainability reporting requirements imposed by the EU’s Corporate Sustainability Reporting Directive (the “CSRD”). The CSRD requires a “double materiality” analysis, which means that companies will have to report on how sustainability issues might create financial risks for them and on their own impacts on people and the environment. While we cannot predict the outcome of any future modifications to the CSRD, due to our EU operations, we believe the CSRD currently will apply to us for fiscal year 2028 reporting, which will require us to disclose a range of sustainability-related matters. Reporting on sustainability goals and objectives may cause us to expend significant capital and human resources, and could divert our management’s attention from operating and growing our business. Reports could also lead to the disclosure of information which may have a negative impact on our operations and reputation or attract negative scrutiny. Failure to accurately comply with any sustainability reporting obligations may result in enforcement actions, sanctions, reputational harm, or private litigation, among other things.
Changes in tax laws, adverse outcomes resulting from examination of our tax returns, or other exposure to additional income tax liabilities could have a material impact on our business, results of operations, financial condition, and cash flows.
The tax laws in the United States and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could have a material impact on our business, results of operations, financial condition, and cash flows.
The Organization for Economic Co-operation and Development (OECD) has published Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15% in each jurisdiction in which the group operates. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two Model Rules. A number of countries in which we and our subsidiaries operate have enacted legislation to implement the core elements of the Pillar Two Model Rules, and the application of these rules in any of the jurisdictions may impact our financial results or those of our subsidiaries.
We are subject to ongoing tax audits in the various jurisdictions in which we operate. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our business, results of operations, financial condition, and cash flows.
We have recorded reserves for potential payments of tax to various tax authorities related to uncertain tax positions. However, the calculation of such tax liabilities involves the application of complex tax laws, regulations, and treaties (where applicable) in many jurisdictions. Therefore, any dispute with a tax authority may result in a payment that is significantly different from current estimates. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities generally would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the amount for which we are ultimately liable, we would incur additional charges, and such charges could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
Our ability to use our net operating losses (“NOLs”) to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability.
Our ability to use our NOLs to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability. In addition, realization of deferred tax assets, including net operating loss carryforwards, depends upon our future earnings in applicable tax jurisdictions. If we have insufficient future taxable income in the applicable tax jurisdiction for any reason, including any future corporate reorganization or restructuring activities, we may be limited in our ability to utilize some or all of our NOLs to offset such income and reduce our tax liability in that jurisdiction. There is also a risk that due to regulatory changes or changes to the laws in the jurisdictions in which we operate, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable either in whole or in part to offset future income tax liabilities.

Risks Related to the Separation and the Divestment
We have a limited history of operating as a standalone public company, and our historical financial information included herein may not necessarily reflect the results that we would have achieved as a standalone company or may not be a reliable indicator of our future results.
The historical information about us prior to March 9, 2026, the effective date of the Separation, included in this Annual Report refers to our businesses as operated by and integrated with Medtronic. Effective March 9, 2026, our financial statements are presented on a consolidated basis, as if Medtronic completed in all material respects the transfer of assets and liabilities of the Diabetes Operating Unit to us on such date. The financial information included in this Annual Report has been prepared from Medtronic’s historical accounting records and is derived from the consolidated financial statements of Medtronic to present the Diabetes Operating Unit as if it had been operating on a standalone basis. Accordingly, this information may not necessarily reflect what our financial condition, results of operations, or cash flows would have been had we been a standalone company during the periods presented or what our financial condition, results of operations, and cash flows may be in the future, primarily because of the following factors:
•Prior to the Separation, our business was operated by Medtronic as part of its broader corporate organization, rather than as a standalone company. Medtronic or one of its affiliates performed various corporate functions for us, such as tax, legal, information technology, treasury, accounting, internal auditing, human resources, investor relations, risk management, regulatory, compliance, insurance, finance, regional sales and marketing, customer care, quality, operations, demand and supply planning, procurement, warehousing, distribution, real estate, and EHS functions. Following the Separation, Medtronic continues to provide, and following the Divestment will continue to provide, some of these functions to us as we complete our transition to a standalone company. Our historical financial results reflect allocations of corporate expenses from Medtronic for such functions, which may be less than the expenses we would have incurred had we operated as a standalone company. We have and will need to continue to make significant investments to replicate or outsource from other providers certain facilities, systems, infrastructure, and personnel to which we will no longer have access once the terms of our arrangements with Medtronic expire. These initiatives to develop our independent ability to operate without access to Medtronic’s existing operational, administrative, information technology, and systems infrastructure have been and will continue to be costly to implement, and we will incur additive costs in implementing such initiatives currently provided to us by Medtronic. In addition, we may be unable to obtain replacement services on similar terms as those provided by Medtronic. We may not be able to operate our business as efficiently or at comparable costs, and our results of operations may be adversely affected.
•Prior to the Separation, our business was integrated with the other businesses of Medtronic. Historically, we have been able to utilize Medtronic’s overall size and scope in procuring various goods and services and have shared economies of scope and scale in costs, employees, vendor relationships, and customer relationships. Although we have entered into transition agreements with Medtronic, these arrangements may not fully capture the benefits we have enjoyed as a result of being integrated with Medtronic. As an independent, publicly traded company, we may be unable to obtain goods and services at the prices and terms that Medtronic obtained prior to the Separation, which could adversely affect our results of operations. After the completion of the Separation, the cost of capital for our business has been and is expected to continue to be higher than Medtronic’s cost of capital prior to the Separation.
•Our historical financial results reflect the direct and indirect costs for the services historically provided by Medtronic to us. Medtronic is continuing to provide some of these services to us on a transitional basis pursuant to the Transition Services Agreement and other transitional agreements. See the 2026 Proxy Statement. Our historical financial information does not reflect our obligations under the various transitional agreements we have entered into with Medtronic in connection with the Separation. At the end of the transitional periods specified in these agreements, we will need to perform these functions ourselves or hire third parties to perform these functions on our behalf, and these costs may significantly exceed the comparable expenses we have incurred in the past.
•Our working capital requirements and capital expenditures have historically been satisfied as part of Medtronic’s corporate-wide cash management and centralized funding programs, and our cost of capital may differ significantly from the historical amounts reflected in our historical financial statements.
•As a standalone company, we are separately subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and are required to prepare standalone financial statements according to the rules and regulations required by the SEC). See “—Risks Related to the Separation and the Divestment—Our accounting, tax, and other management systems and resources may not be adequately prepared to meet the independent financial reporting, transparency, and other requirements to which we are subject as an independent, publicly traded company following the Separation.”

Other significant changes have occurred in our cost structure, management, financing, and business operations as a result of operating as a company separate from Medtronic. For additional information about the past financial performance of our business and the basis of presentation of the Consolidated Financial Statements of our business, see Note 1. “Description of the Business and Basis of Presentation,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Following the Separation, our financial profile has changed, and we are a smaller, less diversified company than Medtronic prior to the Separation.
The Separation resulted in each of Medtronic and us being smaller, less diversified companies with more limited businesses concentrated in our respective industries. As a result, we are more vulnerable to changing market conditions, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In addition, the diversification of our revenues, costs, and cash flows have diminished as a standalone company, such that our results of operations, cash flows, working capital, and financing requirements are subject to increased volatility and, because we are no longer able to use cash flow from Medtronic to fund our investments and operations, our ability to fund capital expenditures and investments, pay dividends, if any, and service debt may be diminished.
We may not achieve some or all of the expected benefits of the Separation, and the Separation and/or the Divestment could adversely affect our business, results of operations, financial condition, and cash flows.
We may not be able to achieve the full strategic and financial benefits expected to result from the Separation, or such benefits may be delayed or not occur at all. The Separation is expected to provide a number of benefits, including those described in this Annual Report.
We may not achieve these and other anticipated benefits for a variety of reasons, including, among others:
•the Divestment and related transactions demand significant management resources and require significant amounts of our management’s time and effort, which have diverted and may continue to divert our management’s attention from operating and growing our business;
•we have experienced, and may continue to experience, employee turnover and attrition in connection with the Separation;
•we are more susceptible to market fluctuations and other adverse events than if we were still a part of Medtronic because our business is less diversified than Medtronic’s business prior to the completion of the Separation;
•as an independent, publicly traded company, we may be unable to obtain certain goods, services, and technologies, or obtain them at prices or on terms as favorable as those Medtronic obtained prior to completion of the Separation;
•in connection with the Separation and transition to being an independent, publicly traded company, we have incurred, and will continue to incur, costs that, in the aggregate, are substantial, and these costs include accounting, tax, legal, and other professional services costs, recruiting and relocation costs associated with hiring key senior management and personnel new to us, tax costs, costs to separate information systems and establish an independent manufacturing footprint and distribution network, costs to establish our own real estate footprint, costs of negotiating our own contracts, costs to rebrand and relabel, and costs of developing an independent ability to operate without access to Medtronic’s operational, administrative, information technology, and systems infrastructure;
•to preserve the generally tax-free treatment for U.S. federal income tax purposes to Medtronic of certain steps of the Separation and the Divestment, our ability to pursue certain strategic transactions is restricted; and
other actions required to separate the respective businesses could disrupt our operations.
If we fail to achieve some or all of the benefits expected to result from the Separation, the Divestment, and related transactions, if such benefits are delayed, or if the anticipated structure of the Divestment were to change, it could have a material adverse effect on our competitive position, business, financial condition, results of operations, and cash flows.

Medtronic’s plan to divest the Diabetes Operating Unit into an independent, publicly traded company is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all, and will involve significant time and expense, which could disrupt or adversely affect our business.
Medtronic’s divestment of the Diabetes Operating Unit into an independent, publicly traded company is complex in nature, and unanticipated developments or changes, including changes in the law, the macroeconomic environment, competitive conditions of Medtronic’s markets, regulatory approvals or clearances, the uncertainty of the financial markets, and challenges in executing the Divestment, and related transactions, could delay or prevent the completion of the Divestment or related transactions, result in changes to the anticipated structure and manner of the Divestment or related transactions, or cause the Divestment or related transactions to occur on terms or conditions that are different or less favorable to us than expected. Additionally, Medtronic’s board of directors, in its sole and absolute discretion, may decide not to proceed with the Divestment, on the terms and in the manner then disclosed or at all, at any time prior to the completion of the Divestment.
The process of completing the Separation and the Divestment has been and is expected to continue to be time-consuming and involves significant costs and expenses. The Separation and Divestment costs may be significantly higher than what we currently anticipate and may not yield a discernible benefit if Divestment is not fully completed or is not well executed, or the expected benefits of the Separation and the Divestment are not realized. Executing the Separation, the Divestment, and related transactions has also required, and will continue to require, significant amounts of our management’s time and effort, which diverts our management’s attention from operating and growing our business. Other challenges and potential costs associated with effectively executing the Separation, the Divestment, and related transactions include attracting, retaining, and motivating employees following the Separation; addressing disruptions to our supply chain, manufacturing, sales and distribution, and other operations resulting from the Separation; separating Medtronic’s information systems; and developing an independent ability to operate without access to Medtronic’s existing operational, administrative, information technology, and systems infrastructure.
We could experience temporary interruptions in business operations and incur substantial additional costs as we build our information technology infrastructure and transition our data to our own systems.
We have created our own and engaged third parties to provide information technology infrastructure and systems to support our critical business functions, including accounting and reporting, manufacturing process control, quality and compliance systems, sales, invoicing, customer service, inventory control, and distribution, in order to replace many of the systems Medtronic provided to us prior to the Separation. We may incur temporary interruptions in business operations if we cannot transition effectively from Medtronic’s transactional and operational systems, data centers, databases, programming languages, and the transition services that support these functions as we replace these systems. We may not be successful in implementing our new systems and transitioning our data, and we may incur substantially higher costs for implementation than currently anticipated. Our failure to avoid operational interruptions as we implement the new systems, transition our data, and replace Medtronic’s information technology services, or our failures to implement the new systems, transition our data, and replace Medtronic’s services successfully and cost-effectively, could disrupt our business operations or have a material adverse effect on our profitability. If we are unable to replicate or transition certain systems, our ability to comply with regulatory requirements could be impaired. In addition, our costs for the operation of these systems may be higher than the amounts reflected in our historical consolidated financial statements.
Our accounting, tax, and other management systems and resources may not be adequately prepared to meet the independent financial reporting, transparency, and other requirements to which we are subject as an independent, publicly traded company.
Our financial results previously were included within the consolidated results of Medtronic, and we believe that our reporting and control systems were appropriate for those of subsidiaries of a public company. However, we were not directly subject to the reporting and other requirements of the Exchange Act. As a result of the Separation, we are directly subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing these assessments beginning with our second Annual Report on Form 10-K for the fiscal year 2027. These reporting and other obligations will place significant demands on our management and our administrative and operational resources, including accounting resources. We may not have sufficient time to meet these obligations by the applicable deadlines.

We are in the process of migrating our enterprise resource planning software platform used for financial reporting and accounting over from Medtronic’s platform. In addition we have implemented additional financial and management controls, reporting systems, and procedures, and hired additional accounting, legal, tax, and finance staff. We have incurred and expect to continue to incur additional annual expenses related to these steps, and those expenses may be significant. If we are unable to implement our financial and management controls, reporting systems, information technology, and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired. In the event we are unable to implement a sufficient tax reporting system and related processes, we may be unable to comply with tax law and face penalties associated with our lack of compliance. Any failure to maintain effective internal controls could result in adverse regulatory consequences or loss of investor confidence, which could limit our ability to access the global capital markets and could have a material adverse effect on our business, financial condition, results of operations, cash flows, or the market price of our securities.
In connection with the Separation and the Divestment, we may be required to indemnify Medtronic for certain liabilities, Medtronic’s indemnities to us may be insufficient, and we have very limited access to Medtronic’s insurance and are essentially uninsured for many types of claims related to events that occurred before the Separation.
Pursuant to the Separation Agreement and certain other agreements between Medtronic and us, each party has agreed to indemnify the other for certain liabilities, in each case for potentially uncapped amounts, as discussed further in the 2026 Proxy Statement. Indemnities that we may be required to provide Medtronic are not subject to any cap, may be significant, and could negatively impact our business. Third parties could also seek to hold us responsible for any of the liabilities that Medtronic has agreed to retain. Any amounts we are required to pay pursuant to these indemnification obligations and other liabilities could require us to divert cash that would otherwise have been used in furtherance of operating our business. Further, the indemnities from Medtronic for our benefit may not be sufficient to protect us against the full amount of such liabilities, and Medtronic may not be able to fully satisfy its indemnification obligations.
In addition, pursuant to the Separation Agreement, Medtronic removed us, and our respective employees, officers, and directors, as insured parties under Medtronic’s insurance policies (self-funded or otherwise) immediately prior to the Separation. Following the Separation, we have not had access to, or the right to make claims under, Medtronic’s insurance policies for any facts, circumstances, events, or matters occurring on or after the Separation. While we may assert certain claims under Medtronic’s insurance policies for liabilities associated with occurrences prior to the Separation, such coverage is very limited because Medtronic self-insures most of its insurable risks. Any limited coverage available to us is subject to Medtronic’s primary control over such claims and the terms and conditions of the relevant insurance policies and may be denied by Medtronic’s insurers. Consequently, with limited exceptions, we are uninsured for most types of claims related to our business that arose prior to the Separation, including claims related to product liability, intellectual property disputes, cybersecurity, privacy, commercial disputes, employment matters, and government investigations. Furthermore, following the Separation, we obtained our own insurance coverage, but we may be exposed to significant uninsured liabilities for any claims that arose prior to the Separation. Each of the foregoing risks could negatively affect our business, results of operations, financial condition, and cash flows.
Medtronic may fail to perform under various transaction agreements entered into in connection with the Separation, or we may fail to have necessary infrastructure, systems, and services in place when certain of the transaction agreements expire.
In connection with the Separation, we and Medtronic entered into the Separation Agreement and various other agreements, including the Tax Matters Agreement, the Employee Matters Agreement, the Intellectual Property Cross-License Agreements, the Transitional Trademark Cross-License Agreement, the Trademark Co-Existence Agreement, the Transition Services Agreement, the Registration Rights Agreement, the Juncos Lease and Master Services Agreements, and the Transition Manufacturing and Supply Agreement, each as discussed further in the 2026 Proxy Statement. These agreements, together with the documents and agreements by which the internal reorganization of the Diabetes Operating Unit were effected by Medtronic, determine the allocation of assets and liabilities between Medtronic and us following the Separation for those respective areas and include any necessary indemnifications related to liabilities and obligations. Certain of these agreements also provide for the performance of services by each company for the benefit of the other for a period of time after the Separation. We are relying on Medtronic to satisfy its performance and payment obligations under these agreements. If Medtronic is unable or unwilling to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses.
If we do not have in place our own systems and services, or if we do not have agreements with other providers of these services once certain transitional transaction agreements expire, we may not be able to operate our business effectively, and our profitability may decline. We are in the process of creating our own, or engaging third parties to provide, systems and services to replace many of the systems and services that Medtronic currently provides to us. However, we may not be successful in implementing these systems and services in a timely manner or at all, we may incur additional costs in connection with, or following, the implementation of these systems and services, and we may not be successful in transitioning data from Medtronic’s systems to our systems. These systems and services may also be more expensive or less efficient than the systems and services Medtronic will provide during the transition period.

We may be held liable to Medtronic if we fail to perform certain services or supply obligations under the Transition Services Agreement, and the performance of such services or supply obligations may negatively impact our business and operations.
In connection with the Separation, we and Medtronic entered into various agreements, including a Transition Services Agreement, which provides for the performance of certain services and the supply of certain products by us for the benefit of Medtronic for a period of time after the Separation. If we do not satisfactorily perform our obligations under these agreements, we may be held liable for any resulting losses suffered by Medtronic, subject to certain limits. In addition, during the transition services period, our management and employees may be required to divert their attention away from our business in order to provide services to Medtronic or manage aspects of the transition agreements between Medtronic and us, which could adversely affect our business.
We may have received better terms from unaffiliated third parties than the terms we received in our agreements with Medtronic.
The agreements we have entered into with Medtronic in connection with the Separation, including the Separation Agreement, the Tax Matters Agreement, the Employee Matters Agreement, the Intellectual Property Cross-License Agreements, the Transitional Trademark Cross-License Agreement, the Trademark Co-Existence Agreement, the Transition Services Agreement, the Registration Rights Agreement, the Juncos Lease and Master Services Agreements, and the Transition Manufacturing and Supply Agreement, were prepared in the context of the Separation while our business was still operated by and as part of Medtronic. Accordingly, during the period in which these agreements were prepared, we did not have a separate or independent board of directors or a management team that was separate from or independent of Medtronic. The terms of these agreements, including the fees charged for services provided under these agreements, were primarily determined by Medtronic and, as a result, may not necessarily reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties or from arm’s-length negotiations between Medtronic and an unaffiliated third party in another form of transaction, such as a buyer in a sale of a business transaction.
Under the terms of the Separation, our ability to manage our manufacturing operations is restricted under the terms of the Juncos Lease and Master Services Agreements and the Tax Matters Agreement, and we therefore may not be able to fully conduct these operations in a manner that is optimal for our business.
Our Juncos facility currently manufactures products representing the majority of our revenue. Pursuant to the Juncos Lease Agreement, Medtronic currently leases a portion of the Juncos facility from us so that it may continue to manufacture certain of its products at the facility. The term of the lease is up to ten years if Medtronic fully exercises its renewal options. During the term of the lease, we cannot utilize all of the facility’s current manufacturing capacity to support our own business. In addition, the terms of the lease require us to devote time and resources to fulfill our obligations as a landlord, including obligations to maintain the facility’s structural elements and systems that serve Medtronic’s production operations, ensure adequate utility capacity exists for Medtronic’s portion of the facility, segregate areas used by our and Medtronic’s respective production operations to ensure our operations do not interfere with Medtronic’s operations, and maintain common and shared access areas. We may also be subject to EHS or other risks or liabilities related to Medtronic’s production operations to which we would not otherwise be subject, and the remediation of any quality audit findings related to Medtronic’s production operations may create obligations for us to which we would not otherwise be subject. Furthermore, during the term of the lease, we are prohibited without Medtronic’s consent from assigning our interest in the lease to a third party which could, among other things, limit our ability to sell the facility. In addition, in order to preserve the intended Puerto Rican tax treatment with respect to the Separation and the Divestment, we entered into the Tax Matters Agreement that, among other things, requires us to maintain a minimum head count and level of operations at the Juncos facility for a period ending up to two full fiscal years after the Divestment, if Medtronic fully exercises its renewal options. These agreements may therefore limit our flexibility to operate the Juncos facility in the manner we believe is best for our business, may increase our costs to operate the facility, and may limit our ability to divest ourselves of the facility if we have determined it is in the best interest of our business to do so, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Under the Transition Manufacturing and Supply Agreement, Medtronic will continue to provide certain product development and manufacturing services for only a limited period of time after the Separation, and we therefore need to put in place alternatives to maintain our ability to develop and produce certain of our products.
Under the Transition Manufacturing and Supply Agreement, Medtronic will continue to provide us certain product development and manufacturing services with respect to components for next-generation CGMs in our development pipeline, as well as certain of our other products, for a term of two years after the Separation, which term may be renewed at Medtronic’s option for an additional term of one year, after which time we will need to have in place alternative third-party suppliers. We will need to make significant investments in connection with putting in place alternatives, including evaluating and validating new third-party suppliers, scaling operations for commercial production, and integrating componentry into our supply chains and production flows. If we are unable to effectively put alternative suppliers in place in a timely fashion, our ability to develop and produce our next-generation CGM products and certain other products may be negatively impacted, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Following the Divestment, certain of our directors and executive officers may have actual or potential conflicts of interest because of their positions with or financial interests in Medtronic.
Certain of our executive officers and directors will continue to own equity interests in Medtronic following the Divestment, whether because of their current or former positions with Medtronic or otherwise. In addition, certain of Medtronic’s current executive officers may continue to serve as our directors. These factors could create, or appear to create, potential conflicts of interest to the extent that Medtronic and we face decisions that could have different implications for the two companies. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between Medtronic and us regarding the terms of the agreements governing the Separation and the ongoing relationship between the companies. In addition, given these relationships, PWD or other third parties may confuse our business with that of Medtronic, or there may be a perceived link between our and Medtronic’s products, each of which could affect our business, competitive position, and market perception.
We believe that provisions relating to certain relationships and transactions in our second amended and restated certificate of incorporation address certain actual or potential conflicts of interest between us, on the one hand, and Medtronic and its directors, officers, or employees who are our directors, officers, or employees, on the other hand. For example, we have renounced any interest or expectancy of ours in any corporate opportunities that are presented to our directors, officers, or employees who are also directors, officers, or employees of Medtronic, and such director, officer, or employee has no duty to communicate or present such corporate opportunity to us, in each case so long as such corporate opportunity was not expressly offered to such person solely in their capacity as our director or officer. Although these provisions are designed to resolve certain conflicts of interest between us and Medtronic fairly, we cannot assure you that any conflicts of interest will be so resolved.
The divestment of Medtronic’s remaining equity interest in us may not occur.
Medtronic continues to own approximately 90% of the voting power of our shares of common stock eligible to vote in the election of our directors. While Medtronic has informed us that it intends to effect the Divestment, Medtronic has no obligation to complete the Divestment. Whether Medtronic proceeds with the Divestment, in whole or in part, and the timing thereof, is in Medtronic’s sole discretion and may be subject to a number of conditions, including the receipt of any necessary regulatory or other approvals, the existence of satisfactory market conditions, the receipt of an opinion from Skadden, Arps, Slate, Meagher & Flom LLP to the effect that the Divestment will qualify as a tax-free transaction to Medtronic and its shareholders that participate in the Divestment for U.S. federal income tax purposes under Section 355 of the Internal Revenue Code of 1986, as amended (the “Code”), except with respect to the receipt of cash in lieu of fractional shares (the “Tax Opinion”)substantially to the effect that, among other things, the Divestment will qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Section 355 of the U.S. Internal Revenue Code of 1986, as amended, and Medtronic having sufficient distributable reserves to effect the Divestment. Even if Medtronic elects to pursue the Divestment, Medtronic has the right to abandon or change the structure of the Divestment if Medtronic determines, in its sole discretion, that the Divestment is not in the best interests of Medtronic or its shareholders.
Furthermore, if the Divestment does not occur, and Medtronic does not otherwise dispose of its shares of our common stock, the risks relating to Medtronic’s control of us and the potential business conflicts of interest between us and Medtronic will continue to be relevant to our stockholders.

If Medtronic completes the Divestment in a transaction that is intended to be generally tax-free for U.S. federal income tax purposes and there is later a determination that certain steps of the Separation or the Divestment are taxable because the facts, assumptions, representations, or undertakings underlying the Tax Opinion are incorrect or for any other reason, then Medtronic and its shareholders could incur significant U.S. federal, state, and foreign income tax liabilities and we could incur significant liabilities through our indemnification obligations under the Tax Matters Agreement.
If Medtronic completes the Divestment in a transaction that is intended to be generally tax-free for U.S. federal income tax purposes, Medtronic will have received the Tax Opinion from its U.S. tax advisors substantially to the effect that, among other things, the Divestment will qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Section 355 of the Code. Medtronic does not intend to obtain a private letter ruling from the U.S. Internal Revenue Service (the “IRS”) regarding the qualification of the Divestment (or other steps of the Separation) as transactions that are tax-free for U.S. federal income tax purposes. The consummation of the Divestment is conditioned on, among other things, the receipt of the Tax Opinion. The Tax Opinion will rely on certain facts, assumptions, representations, and undertakings from us and Medtronic regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations, or undertakings are incorrect or not otherwise satisfied, Medtronic and its shareholders may not be able to rely on the Tax Opinion and could be subject to significant tax liabilities. The legal authorities on which the Tax Opinion will be based are subject to change or differing interpretations at any time, possibly with retroactive effect. Opinion of counsel are not binding on the IRS or the courts, and notwithstanding the Tax Opinion, the IRS could determine on audit that certain steps of the Separation or the Divestment are taxable if it determines that any of these facts, assumptions, representations, or undertakings are not correct or have been violated or if it disagrees with the conclusions in the Tax Opinion, or for other reasons, including as a result of changes in law with retroactive effect or certain significant changes in our stock ownership or the stock ownership of Medtronic following the completion of the Divestment.
If certain steps of the Separation or the Divestment are determined to be taxable for U.S. federal income tax purposes, then Medtronic or its shareholders could incur significant U.S. federal income tax liabilities and we could also incur significant liabilities under the Tax Matters Agreement. Under the Tax Matters Agreement, we will generally be required to indemnify Medtronic against taxes incurred by Medtronic arising from any breach of representations made by us (including those provided in connection with the Tax Opinion) or from certain other acts or omissions, in each case that result in certain steps of the Separation or the Divestment failing to meet the requirements under Sections 355, 361, and 368(a)(1)(D) of the Code, and we will also be responsible for 50% of certain unanticipated tax liabilities related to the Separation or the Divestment, if such taxes materialize.
Although, under the Tax Matters Agreement, Medtronic is generally responsible for taxes due with respect to consolidated or joint tax returns for all periods prior to the Separation for consolidated groups including Medtronic or its subsidiaries and us and our subsidiaries, we nevertheless have joint and several liability with Medtronic for certain consolidated U.S. federal income taxes of such groups for taxable periods during which we or our affiliates were members of such groups.
Following the Separation, we do not expect to be included in a U.S. federal consolidated group tax return with affiliates of Medtronic. Moreover, Medtronic is generally responsible for all U.S. federal income taxes imposed on a Medtronic consolidated tax return group and state and foreign income, franchise, capital gain, withholding, and similar taxes imposed on a consolidated, combined, or unitary tax return group (or similar tax group under non-U.S. law) that includes Medtronic or one of its subsidiaries with respect to taxable periods (or portions thereof) that end on or prior to the Separation.
Nevertheless, because certain of our subsidiaries were members of a consolidated U.S. federal income tax group that includes certain subsidiaries of Medtronic, such subsidiaries have (and will continue to have following the Divestment) joint and several liability with such subsidiaries of Medtronic for the consolidated U.S. federal income taxes of such members of the Medtronic group relating to the taxable periods in which such subsidiaries were part of such group. Such liabilities include liabilities in respect of Medtronic’s litigation for fiscal years 2005 and 2006 that relate to the allocation of income between Medtronic, Inc. and its wholly owned subsidiary operating in Puerto Rico, one of Medtronic, Inc.’s key manufacturing sites, which could be material to us. For more information on the Tax Matters Agreement, see Note 14. “Related Parties” to the consolidated financial statements included herein and the 2026 Proxy Statement.

We may be affected by significant restrictions, including on our ability to engage in certain corporate transactions, for a two-year period following the completion of the Divestment, if pursued, in order to avoid triggering significant tax-related liabilities.
To preserve the generally tax-free treatment of certain steps of the Separation and the Divestment for U.S. federal income tax purposes, we will be restricted under the Tax Matters Agreement from taking certain actions (including, among others, actions related to the sale and/or discontinuance of certain business activities and/or assets) that would prevent certain steps of the Separation and the Divestment from being tax-free for U.S. federal income tax purposes. Under the Tax Matters Agreement, for the two-year period following the completion of the Divestment, if pursued, we will be subject to specific restrictions on our ability to enter into acquisition, merger, liquidation, sale, and stock redemption transactions with respect to shares of our common stock. These restrictions may limit our ability to pursue certain strategic transactions or other transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business. These restrictions will not limit the acquisition of other businesses by us for cash consideration. In addition, under the Tax Matters Agreement, we will generally be required to indemnify Medtronic against certain tax liabilities that may result from the acquisition of our stock or assets, even if we do not participate in or otherwise facilitate the acquisition. Furthermore, we will be subject to specific restrictions on discontinuing the active conduct of our trade or business, the issuance or sale of stock or other securities (including securities convertible into our stock but excluding certain compensatory arrangements), and sales of assets outside the ordinary course of business. These restrictions may reduce our strategic and operating flexibility.
Our rebranding strategy in connection with the Separation involves substantial costs and may not produce the intended benefits if it is not favorably received by PWD or third-party partners. In addition, our continued use of legacy Medtronic branding, including the “Medtronic” brand, could adversely affect our reputation.
In connection with the Separation, we have incurred, and will continue to incur, substantial costs to rebrand as “MiniMed Group, Inc.” and change the branding for certain of our products around the world. Successful promotion of this rebranding will depend on the effectiveness of our marketing efforts and our ability to continue to provide reliable products to PWD during the course of our transition to becoming an independent, publicly traded company. We have invested, and will continue to invest, significant resources to promote our new branding, but we cannot predict with certainty how these marketing efforts will be received, and we cannot assure you that we will be able to achieve or maintain brand recognition or status under any new names and marks at a level that is comparable to the recognition and status we historically enjoyed as part of Medtronic. If our rebranding strategy does not produce the intended benefits, our ability to retain existing customers and third-party partners and continue to attract new customers and third-party partners could be impacted, which could adversely affect our business, results of operations, financial condition, or cash flows. See “—Business and Operational Risks—If we fail to expand and maintain an effective sales force, predict and adapt to changes in markets, or successfully develop and maintain our relationships with intermediaries, our business, prospects, and brand may be materially and adversely affected.”
In addition, our continued use of legacy Medtronic branding could adversely affect our reputation. In connection with the Separation, Medtronic is licensing certain trademarks related to the “Medtronic” brand to us. We expect to continue to use the “Medtronic” brand for an agreed upon period of time following the Separation. The license permits us to make ongoing use of certain variations of the legacy Medtronic branding for such agreed upon period of time following the Separation, based on our use of the legacy Medtronic branding prior to the Separation. For additional information about these licenses, see the 2026 Proxy Statement.
As a result of this continued use of the legacy Medtronic branding, there is a risk that conduct or events adversely affecting Medtronic’s reputation could also adversely affect our reputation or the reputation of our brands. Moreover, the licenses to the legacy Medtronic branding include quality control provisions obligating us and any sublicensees to remain in compliance with applicable law and quality standards. Failure by us or any sublicensees to comply with these obligations could potentially result in termination of the licenses, which could adversely affect our business, results of operations, financial condition, and cash flows.
The transfer of certain assets and liabilities from Medtronic to us contemplated by the Separation may not be complete prior to the completion of the Divestment and may be significantly delayed or not occur at all.
Pursuant to the Separation Agreement, in order to ensure compliance with applicable law, to obtain necessary governmental approvals and other consents, and for other business reasons, we and Medtronic have deferred certain transfers of assets and assumptions of liabilities of businesses in certain jurisdictions. For more information on the Separation Agreement, see Note 14. “Related Parties” to the consolidated financial statements included herein and the 2026 Proxy Statement.

The net profits or losses from the operation of businesses that have not yet been transferred to Medtronic are, to the extent reasonably practicable and permitted by applicable law, being provided to us. Nevertheless, these arrangements have introduced additional complexities to our business. We cannot assure you that any transfer that was not completed prior to Separation will occur promptly or at all, including if we are not able to obtain necessary governmental approvals or other consents, or if there are any unanticipated developments or changes, including changes in laws or regulations, or that Medtronic is operating such businesses as we would have. Further, effecting the transfers could require more resources than expected, including out-of-pocket costs and expenses and internal management and employee time and resources, which could adversely affect our business, results of operations, financial condition, and cash flows. In the event transfers are significantly delayed or do not occur, we may not realize all of the anticipated benefits of the Separation and the Divestment, which could adversely affect our business, results of operations, financial condition, and cash flows.
The transfer to us of certain contracts, permits, and other assets and rights may require the consents or approvals of, or provide other rights to, third parties and governmental authorities. If such consents or approvals are not obtained, we may not be entitled to the benefit of such contracts, permits, and other assets and rights, which could increase our expenses or otherwise harm our business and financial performance.
The Separation Agreement provides that certain contracts, permits, and other assets and rights are to be transferred from Medtronic or its subsidiaries to us or our subsidiaries in connection with the Separation. We and Medtronic have completed the transfer of some, but not all, of these contracts, permits, and other assets and rights and the remainder which have not been transferred may require consents or approvals of third parties or governmental authorities or provide other rights to third parties. In addition, in some circumstances, we and Medtronic are joint beneficiaries of contracts, and we and Medtronic may need the consents of third parties in order to split or separate the existing contracts or the relevant portion of the remaining contracts to us or Medtronic.
Certain required consents or approvals have not yet been obtained and may not be obtained prior to the completion of the Divestment, or at all. Some parties may use consent requirements or other rights to seek to terminate contracts or obtain more favorable contractual terms from us, which, for example, could take the form of adverse price changes, require us to expend additional resources in order to obtain the services or assets previously provided under the contract, or require us to seek arrangements with new third parties or obtain letters of credit or other forms of credit support. If we are unable to obtain required consents or approvals, we may be unable to obtain the benefits, permits, assets, and contractual commitments that are intended to be allocated to us as part of the Separation, and we may be required to seek alternative arrangements to obtain services and assets which may be more costly or of lower quality. The termination or modification of these contracts or permits or the failure to timely complete the transfer or separation of these contracts or permits could negatively impact our business, financial condition, results of operations, and cash flows.
The assets that we acquired from Medtronic in the Separation may not be sufficient for us to operate as an independent, publicly traded company, and we may experience difficulty in acquiring or separating new assets from Medtronic.
Because we have a limited history of operating as a standalone, publicly traded company, we may need to acquire assets in addition to those transferred by Medtronic to us in connection with the Separation. We may also face difficulty in acquiring, separating and integrating newly acquired assets from Medtronic into our business. The Divestment is complex in nature and unanticipated developments or changes, including changes to applicable laws or regulations (or interpretations thereof), required consents or approvals, or other challenges in executing the Divestment could delay or prevent the completion of certain aspects of the Divestment, require more resources than expected (including out-of-pocket costs and expenses and internal management and employee time and resources), or cause the Divestment or related transactions to occur on terms or conditions that are different or less favorable to us than expected. Our business, results of operations, financial condition, and cash flows could be adversely affected if we have difficulty operating as a standalone, publicly traded company, fail to acquire assets that prove to be important to our operations, or incur unexpected costs in acquiring, separating or integrating newly acquired assets from Medtronic.
Risks Related to Our Relationship with Medtronic
Medtronic controls the direction of our business, and the concentrated ownership of our common stock may prevent you and other stockholders from influencing significant decisions.
Medtronic owns approximately 90% of the total voting power of our outstanding shares of common stock. Our other stockholders generally are not able to affect the outcome of any matter submitted to our stockholders for approval for so long as Medtronic or its successor-in-interest beneficially owns a majority of the total voting power of our outstanding shares of common stock.
As long as Medtronic or its successor-in-interest beneficially owns a majority of the total voting power of our outstanding shares of common stock, it will generally be able to control, whether directly or indirectly through its ability to remove and elect directors, and subject to applicable law, all matters affecting us without the approval of other stockholders, including:

•determinations with respect to our business direction and policies, including the election and removal of directors and the appointment and removal of officers;
•determinations with respect to corporate transactions, such as mergers, business combinations, or dispositions of assets;
•our financing and dividend policies;
•our compensation and benefit programs and other human resources policy decisions;
•termination of, changes to, or determinations under our agreements with Medtronic relating to the Separation;
•determinations with respect to tax matters; and
•changes to any other agreements that may adversely affect us.
If Medtronic does not complete the Divestment or otherwise dispose of its equity interest in our Company, or if Medtronic purchases shares of our common stock in the open market, it could remain our controlling stockholder for an extended period of time or indefinitely. Even if Medtronic were to beneficially own less than a majority of the total voting power of our outstanding shares of common stock, Medtronic may be able to influence the outcome of corporate actions requiring stockholder approval for as long as it owns a significant portion of our common stock.
Medtronic’s interests may not be the same as, or may conflict with, the interests of our other stockholders. Actions that Medtronic takes with respect to us, as a controlling or significant stockholder, may not be favorable to us or our other stockholders.
We are a “controlled company” as defined under the corporate governance rules of Nasdaq and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements of Nasdaq.
Medtronic owns approximately 90% of the total voting power of our shares of common stock eligible to vote in the election of our directors. As a result, we are a “controlled company” as defined under the corporate governance rules of Nasdaq and, therefore, we have elected not to comply with certain corporate governance requirements of Nasdaq, including the requirement that the Board be composed of a majority of independent directors, the requirement that the Nominating and Corporate Governance Committee be composed entirely of independent directors, and the requirement that the Compensation and Talent Committee be composed entirely of independent directors. As a result, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.” Following the Divestment, if it occurs, we will no longer be a “controlled company” for the purposes of the corporate governance requirements of Nasdaq and will be unable to qualify for, and rely on, exemptions from certain corporate governance requirements of Nasdaq.
If Medtronic sells a sufficiently large equity interest in us to a third party in a private transaction, such transaction could result in a change of control of us, and you may not realize any change-of-control premium on your shares of our common stock.
Medtronic owns approximately 90% of the total voting power of our shares of common stock eligible to vote in the election of our directors. Medtronic has the ability, should it choose to do so, to sell some or all of its shares of our common stock in a privately negotiated transaction, which, if sufficient in size, could result in a change of control.
The ability of Medtronic to privately sell its shares of our common stock, with no requirement for a concurrent offer to be made to acquire all of the shares of our common stock that are publicly traded could prevent you from realizing any change-of-control premium on your shares of our common stock that may otherwise accrue to Medtronic on its private sale of shares of our common stock. In the event of a change-of-control, our future indebtedness may be subject to acceleration, and our other commercial agreements and relationships, including any remaining agreements with Medtronic, could be impacted. The occurrence of any of these events could have a materially adverse effect on our business, results of operations, financial condition, and cash flows.
Risks Related to Our Common Stock
An active trading market for our common stock may not be sustained.
We cannot assure you that an active trading market for shares of our common stock will be sustained. If an active trading market is not sustained, you may have difficulty selling your shares of our common stock at an attractive price or at all. An inactive trading market could also impair our ability to raise capital by selling shares of our common stock, our ability to attract and motivate our employees through equity incentive awards and our ability to acquire businesses, brands, assets or technologies by using shares of our common stock as consideration.

The price of our common stock may fluctuate substantially, and you could lose all or part of your investment in our common stock as a result.
Our common stock has a limited trading history, and there may be wide fluctuations in the market value of our common stock as a result of many factors. From the launch of our initial public offering on March 6, 2026 through June 19, 2026, the sales price of our common stock as reported by Nasdaq has ranged from a low sales price of $10.65 on May 15, 2026 to a high sales price of $19.05 on March 9, 2026. Factors that may cause the market price of our common stock to fluctuate, some of which may be beyond our control, include:
•our quarterly or annual earnings or those of our competitors;
•variations in our quarterly dividends, if any, to stockholders;
•actual or anticipated fluctuations in our operating results or those of our competitors;
•publication of research reports about us, our competitors or industry, changes in, or failure to meet, estimates made by securities analysts or ratings agencies of our financial and operating performance, or lack of research reports by industry analysts or ceasing of analyst coverage;
•additions or departures of key management personnel;
•strategic actions or announcements by us or our competitors;
•adverse market reaction to any indebtedness we may incur or securities we may issue in the future;
•changes in accounting standards, policies, guidelines, interpretations, or principles;
•changes to the regulatory and legal environment in which we operate;
•litigation or governmental investigations initiated against us;
•reputational issues, including reputational issues involving our competitors and their products, Medtronic, and our third-party partners;
•actions by institutional stockholders;
•any ineffectiveness of our internal controls;
•announcements made or actions taken by Medtronic in respect of the planned Divestment;
•overall market fluctuations and domestic and worldwide economic and political conditions; and
•other factors described in this “Risk Factors” section and elsewhere in this Annual Report.
Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect our common stock’s trading price. If any of the foregoing events occur, it could cause our common stock’s price to fall and may expose us to lawsuits, including securities class action litigation, that, even if unsuccessful, could result in substantial costs and divert our management’s attention and resources. You should consider an investment in shares of our common stock to be risky, and you should invest in shares of our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment.
Future distributions or sales by Medtronic or other holders of shares of our common stock, or the perception that such distributions or sales may occur, including following the expiration of applicable lock-up periods, could cause our common stock’s price to decline.
As of the date of this Annual Report, Medtronic beneficially owned 252,813,348 shares of our common stock (approximately 90% of outstanding shares of our common stock). Medtronic has announced its intention to divest its ownership interest in us, which may be effected through an exchange offer, one or more distributions, open market sales, or other transactions.

Medtronic’s shares are “restricted securities” as that term is defined in Rule 144 (“Rule 144”) under the Securities Act. Subject to contractual restrictions, including the lock-up agreements described in the paragraphs below, Medtronic will be entitled to sell these shares in the public market only if the sale of such shares is registered with the SEC or if the sale of such shares qualifies for an exemption from registration under Rule 144 or any other applicable exemption under the Securities Act. We are unable to predict with certainty whether or when Medtronic will complete any future distributions or otherwise sell a substantial number of shares of our common stock, including pursuant to Medtronic’s rights pursuant to the Registration Rights Agreement described further in the 2026 Proxy Statement.
The distribution or sale by us or Medtronic of a substantial number of shares of our common stock, or a perception that such a distribution or sale could occur, could significantly reduce the prevailing market price of shares of our common stock.
In connection with our initial public offering, we, our executive officers, directors, and Medtronic agreed with the underwriters that, except with the prior written consent of each of Goldman Sachs & Co. LLC and BofA Securities, Inc., they will not, subject to certain exceptions, during the period beginning on the date of the prospectus for our initial public offering and continuing through the date that is 180 days after the date of such prospectus (September 1, 2026), offer, sell, contract to sell, pledge, or otherwise dispose of or hedge, directly or indirectly, any shares of our common stock or securities convertible into or exchangeable or exercisable for any shares of our common stock. Goldman Sachs & Co. LLC and BofA Securities, Inc. may, in their sole discretion and at any time without notice, release all or any portion of the shares of our common stock subject to these lock-up agreements.
When the lock-up periods expire, we and our stockholders subject to lock-up agreements will be able to sell shares of our common stock in the public market. Sales of a substantial number of shares of our common stock upon expiration of the lock-up agreements, the perception that these sales may occur or early release of these lock-up agreements could cause the market price of shares of our common stock to decline or make it more difficult for you to sell your shares of our common stock at a time and price that you deem appropriate.
If we are unable to implement and maintain effective internal control over financial reporting in the future, investors could lose confidence in the accuracy and completeness of our financial reports and the market price of shares of our common stock could be adversely affected.
As a publicly traded company, we are required to maintain internal control over financial reporting and to report any material weaknesses in our internal control. In addition, beginning with our second Annual Report on Form 10-K, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm will also be required to express an opinion as to the effectiveness of our internal control over financial reporting beginning with our second Annual Report on Form 10-K. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating.
The process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation is complex, time-consuming, and costly. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the accuracy and completeness of our financial reports and the market price of shares of our common stock could be adversely affected. We could also become subject to investigations by the SEC, Nasdaq, or other regulatory authorities, which could require additional financial and management resources.
The obligations associated with being an independent publicly traded company require significant resources and management attention.
We are subject to reporting and other obligations under the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, and the rules and regulations of the SEC and Nasdaq. As a standalone public company, we are required to:
•prepare and distribute periodic reports, proxy statements, and other stockholder communications in compliance with the federal securities laws and rules;
•have our own board of directors and committees thereof, which comply with federal securities laws and rules and applicable stock exchange requirements;
•maintain an internal audit function;
•institute our own financial reporting and disclosure compliance functions;
•establish an investor relations function; and
•establish internal policies, including those relating to trading in our securities and disclosure controls and procedures.

These reporting and other obligations place significant demands on our management, diverting their time and attention from sales-generating activities to compliance activities, and require increased administrative and operational costs and expenses that we did not incur prior to the Separation, which could adversely affect our business, results of operations, financial condition, and cash flows.
Your percentage ownership in us may be further diluted in the future.
In the future, your percentage ownership in us may be further diluted if we issue additional shares of our common stock or convertible debt securities in connection with acquisitions, capital market transactions, or other corporate purposes, including equity awards that we may grant to our directors, officers, and employees. In connection with the Separation, we filed a registration statement on Form S-8 to register the shares of our common stock reserved for issuance under the MiniMed Long Term Incentive Plan and MiniMed Employee Stock Purchase Plan. In addition, our employees received shares of our common stock as a result of the conversion of their Medtronic equity awards for MiniMed equity awards.
It is anticipated that the MiniMed Compensation and Talent Committee will grant additional equity awards to our employees and directors, from time to time, under the MiniMed Long Term Incentive Plan and MiniMed Employee Stock Purchase Plan. We cannot predict with certainty the size of future issuances of shares of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of shares of our common stock. Any such issuance could result in substantial dilution to our existing stockholders.
Our board of directors will be authorized, without further vote or action by our stockholders, to provide for the issuance from time to time of shares of MiniMed preferred stock in series and, as to each series, to fix: the designation; the dividend rate and the preferences, if any, which dividends on that series will have compared to any other class or series of our capital stock; the voting rights, if any; the liquidation preferences, if any; the conversion privileges, if any; and the redemption price or prices and the other terms of redemption, if any, applicable to that series. The terms of one or more series of MiniMed preferred stock could dilute the voting power or reduce the value of our common stock. For example, our board of directors could grant the holders of MiniMed preferred stock rights to elect directors in all events or on the occurrence of specified events or the right to veto specified transactions. In addition, the repurchase or redemption rights or liquidation preferences that we could assign to holders of MiniMed preferred stock could affect the residual value of our common stock.
We are a holding company and our only material assets are our equity interests in our subsidiaries. As a consequence, we depend on the ability of our subsidiaries to pay dividends and make other payments and distributions to us in order to meet our obligations.
We are a holding company with limited direct business operations. Our subsidiaries own substantially all of our assets and conduct substantially all of our operations. Dividends from our subsidiaries and permitted payments to us under arrangements with our subsidiaries are our principal sources of cash to meet our obligations. These obligations include operating expenses and interest and principal on current and any future borrowings. Our subsidiaries, including certain subsidiaries organized outside the United States, may not be able to, or may not be permitted to, pay dividends or make distributions to enable us to meet our obligations. Each subsidiary is a distinct legal entity and, under certain circumstances, legal, tax, and contractual restrictions may limit our ability to obtain cash from our subsidiaries. If the cash we receive from our subsidiaries pursuant to dividends and other arrangements is insufficient to fund any of our obligations, or if a subsidiary is unable to pay future dividends or distributions to us to meet our obligations, we may be required to raise cash through, among other things, the incurrence of debt (including convertible or exchangeable debt), the sale of assets, or the issuance of equity. Our liquidity and capital position are highly dependent on the performance of our subsidiaries and their ability to pay future dividends and distributions to us as anticipated. The evaluation of future dividend sources and our overall liquidity plans are subject to a variety of factors, including current and future market conditions, which are subject to change. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, could adversely affect our business, results of operations, financial condition, and cash flows and our ability to satisfy our obligations under our indebtedness or pay dividends on our common stock.
We do not expect to pay dividends on our common stock for the foreseeable future. As a result, your ability to achieve a return on your investment will depend on appreciation in the market price of our common stock.
We do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future, if any, will be used for the operation and growth of our business. Any future determination to pay dividends on our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, capital requirements, debt service obligations, restrictive covenants in the agreements governing our indebtedness, general economic business conditions, industry practice, legal requirements, and other factors that our board of directors may deem relevant. Accordingly, investors must for the foreseeable future rely on sales of their common stock after price appreciation, which may not occur, as the only way to realize any future gains on their investments.

Certain provisions in our second amended and restated certificate of incorporation and our amended and restated bylaws, and of Delaware law, may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.
Our second amended and restated certificate of incorporation and amended and restated bylaws contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt an unsolicited takeover not approved by our board of directors. These provisions include (1) the division of our board of directors into three classes of directors, with each class serving a staggered three-year term; (2) the ability of our directors, and not holders of shares of our common stock, to fill vacancies on our board of directors (including those resulting from an enlargement of our board of directors); (3) the inability of holders of shares of our common stock to call a special meeting; (4) after Medtronic first ceases to beneficially own a majority of the voting power of our outstanding shares of capital stock entitled to vote generally in the election of directors, the inability of holders of shares of our common stock to act by written consent; (5) procedures regarding how our stockholders may present proposals or nominate directors for election at stockholder meetings; (6) authority of our board of directors to issue MiniMed preferred stock without stockholder vote or action; and (7) from and after the first time that Medtronic no longer beneficially owns a majority of the voting power of our outstanding shares of capital stock entitled to vote generally in the election of directors, removal of directors only for cause and only by the affirmative vote of at least two-thirds of the voting power of our outstanding shares of capital stock entitled to vote generally in the election of directors.
In addition, after Medtronic ceases to “own” at least 15% of the voting power of our outstanding shares of “voting stock” (each as defined in Section 203 of the Delaware General Corporation Law (the “DGCL”)), Section 203 of the DGCL could also delay or prevent a change of control that you may favor. Section 203 of the DGCL generally prohibits a corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years following the time that such stockholder became an interested stockholder, subject to certain exceptions. See the section titled “Description of Capital Stock of MiniMed—Anti-Takeover Effects of Various Provisions of Delaware Law, MiniMed’s Second Amended and Restated Certificate of Incorporation, and MiniMed’s Amended and Restated Bylaws—Delaware Anti-Takeover Statute” in the Description of Securities filed as Exhibit 4.1 to this Annual Report.
Additionally, so long as Medtronic beneficially owns a majority of the voting power of our outstanding shares of capital stock entitled to vote generally in the election of directors, and therefore has the ability to direct the election of all the members of our board of directors, directors designated by Medtronic to serve on our board of directors may have the ability to authorize a party, including a potential transferee of Medtronic’s shares of our common stock, to become an interested stockholder such that the restrictions of Section 203 of the DGCL would not apply to such party.
We believe these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some of our stockholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of us and our stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.
Our classified board of directors and other features of our amended and restated certificate of incorporation make it more difficult for our stockholders to remove directors and may prevent our stockholders from effecting a change in the control of our board of directors.
The classified board provision that is included in our second amended and restated certificate of incorporation could have the effect of making the replacement of incumbent directors more time-consuming and difficult. In addition, from and after the first time that Medtronic no longer beneficially owns a majority of the voting power of our outstanding shares of capital stock entitled to vote generally in the election of directors, directors may be removed only for cause and only by the affirmative vote of at least two-thirds of the voting power of our outstanding shares of capital stock entitled to vote generally in the election of directors. The “for cause” standard, the supermajority removal requirement, and the classified board provision will make it more difficult for our stockholders to remove directors and will increase the likelihood that incumbent directors will retain their positions. These features of our second amended and restated certificate of incorporation may delay, defer, or prevent a transaction or a change in control of us or a transaction that otherwise might be in the best interest of our stockholders.

Our second amended and restated certificate of incorporation provides that certain courts within the State of Delaware or the federal district courts of the United States are the sole and exclusive forum for the resolution of certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against us or our directors, officers, employees, or stockholders.
Our second amended and restated certificate of incorporation provides, in all cases to the fullest extent permitted by law, that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery located within the State of Delaware is the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim that is based upon a violation of a duty owed by any of our current or former directors, officers, employees, or stockholders to us or our stockholders; (3) any action asserting a claim arising pursuant to our second amended and restated certificate of incorporation or amended and restated bylaws; (4) any action asserting a claim arising pursuant to any provision of the DGCL or as to which the DGCL confers jurisdiction on the Court of Chancery located within the State of Delaware; and (5) any action asserting a claim governed by the internal affairs doctrine. However, if the Court of Chancery located within the State of Delaware does not have jurisdiction over any such action, the action may be brought instead in the United States District Court for the District of Delaware.
Our second amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States are the sole and exclusive forum for the resolution of any action asserting a claim arising under the Securities Act.
These exclusive forum provisions may impose additional costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware, or limit a stockholder’s ability to bring a claim in a judicial forum that such stockholder finds favorable for disputes with us or our directors, officers, employees, or stockholders, which in each case may discourage such lawsuits with respect to such claims. It is possible that a court could find these exclusive forum provisions inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, and we may incur additional costs associated with resolving such matters in other jurisdictions, which could divert our management’s attention and otherwise adversely affect our business, results of operations, financial condition, and cash flows.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We have designed and implemented a cybersecurity risk management program to help us identify, assess, and mitigate cybersecurity risks relevant to our business, based on the National Institute of Standards and Technology (NIST) Cyber Security Framework 2.0.
Our cybersecurity risk management program includes:
•dedicated cybersecurity professionals who analyze cybersecurity threats, define cybersecurity policy and requirements, implement protections, and monitor and respond to cybersecurity incidents,
•cybersecurity regulatory based risk assessments for the Company’s systems and applications (where required),
•a formal incident response plan, in which incidents are classified based upon the severity, impact, and the potential harm that can be caused by the incident,
•annual information security training program for all employees, including phishing awareness training,
•cybersecurity works closely with application development and infrastructure & operation teams to embed security considerations into the foundation of technology,
•engagement of third-party service providers to conduct assessment of the Company’s cybersecurity risk management program, penetration testing, and vulnerability testing, and
•a third-party risk assessment process for service providers, suppliers, and vendors.
In addition, given the smart technology within our devices, our product security includes design protocols and is supported by quality systems testing and use scanning tools to assess and detect vulnerabilities that could affect our products.

Risks from cybersecurity threats are integrated into MiniMed’s enterprise risk management (ERM) program. The ERM program establishes a risk management framework that seeks to identify, assess, and mitigate risks that could materially impact the Company’s business and operation.
To date, the Company is not aware of any cybersecurity incident that has had or is reasonably likely to have a material impact on the Company’s business or operations. However, despite our security measures, there can be no assurance that the Company, or the third parties with which we interact, will not experience a cybersecurity incident that may materially affect us in the future. See Item 1A. Risk Factors, “We rely on the proper function, security and availability of our information technology systems and data, as well as those of third parties throughout our global supply chain and our customer and payor base, to operate our business, and a breach, cyber-attack or other disruption to these systems or data could materially and adversely affect our business, results of operations, financial condition, cash flows, reputation or competitive position.”
Governance
The cybersecurity risk management program is led by the Chief Information Security Officer (CISO). Our CISO has over 20 years of experience assisting public and privately held companies in a variety of industries, leading several enterprise-wide transformation initiatives to adapt to changing cybersecurity threats. The CISO has held various executive level positions within Fortune 500 companies. Our CISO reports to the Chief Information Officer (CIO), who leads the Global Information Technology (IT) organization and works closely with the Executive Leadership Team to guide strategic direction and IT decisions to drive business outcomes.
Our Board of Directors oversees the Company’s ERM program and receives briefings from management on the outcomes of the ERM program and the steps the Company takes to mitigate risks that the program identifies. The Board has delegated primary responsibility for oversight of the Company’s cybersecurity risk management activities to the Audit Committee, including the Company’s cybersecurity strategies, systems, controls, and related risk exposures. The Audit Committee reviews and discusses with management the Company’s policies and processes for assessing, identifying, and managing risks associated with the reliability and security of the Company’s information technology and security systems, as well as management’s efforts to monitor, mitigate, and remediate such risks. The Audit Committee also oversees quality matters, including product cybersecurity where applicable. The Audit Committee receives regular updates on the Company’s cybersecurity risk management program from the CISO and CIO, and our procedures specify escalation of certain cybersecurity events to the Audit Committee chair and full Audit Committee. The Audit Committee, in turn, briefs the Board of Directors on any material cybersecurity risks and events and other quality matters, including product cybersecurity, as applicable.

Item 2. Properties
MiniMed’s principal executive office is located in Northridge, California. The Northridge facility is 508,000 square feet in total and primarily serves as our corporate headquarters, and as a manufacturing and research and development hub. We lease the underlying land and own the buildings on the land.
MiniMed also has a property in Juncos, Puerto Rico. The Juncos facility is 252,000 square feet and is primarily used as a manufacturing facility. MiniMed owns the land and the buildings on the land.
MiniMed’s total manufacturing and research space is approximately 838,000 square feet. Approximately 94 percent of the manufacturing and research facilities are owned by MiniMed and the remaining balance is leased. The Company’s largest manufacturing facilities are located in the U.S and Puerto Rico.
MiniMed also maintains leased sales and administrative offices outside the U.S. at approximately 42 locations in over 19 countries. The Company uses substantially all of its currently available productive space to develop, manufacture, and market its products. The Company’s facilities are well-maintained, suitable for their respective uses, and adequate for current needs.
Item 3. Legal Proceedings
We are, from time to time, subject to a variety of litigation and other legal and regulatory proceedings and claims incidental to our business, including the matters described in Note 12. “Commitments and Contingencies,” to the consolidated financial statements which are incorporated in this “Legal Proceedings” section by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities
Market Information
Our Common Stock has traded on the Nasdaq Global Market since March 6, 2026 under the symbol “MMED.”
Holders of Common Stock
As of June 19, 2026, there were two holders of record of the Company’s common shares. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Cash Dividends
We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.

Stock Performance Graph
The following graph provides a comparison of the cumulative total stockholder return on our common stock from March 6, 2026 through April 24, 2026 to the returns of the iShares Russell 2500 ETF, iShares U.S. Medical Devices ETF, Standard and Poor’s (S&P) 500 Index, and the S&P SmallCap 600. The graph assumes that $100 was invested on March 6, 2026 in our common stock and that any dividends were reinvested. The graph is not, and is not intended to be, indicative of future performance of our common stock.

Comparison of Cumulative Total Return
$120.00
$100.00
$80.00
$60.00
3/6/26
4/24/26
MiniMed Group, Inc.
iShares Russell 2500 ETF
iShares U.S. Medical Devices ETF
S&P 500
S&P SmallCap 600

Company/Index	March 6, 2026	April 24, 2026
MiniMed Group, Inc.	$100.00	$71.39
iShares Russell 2500 ETF	$100.00	$109.54
iShares U.S. Medical Devices ETF	$100.00	$93.11
S&P 500 Index	$100.00	$106.31
S&P SmallCap 600	$100.00	$109.15
For information on the Company's equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in this Annual Report.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of MiniMed Group, Inc. and its subsidiaries (“MiniMed Group, Inc.,” “MiniMed,” the “Company,” or “we,” “us,” or “our”). For a full understanding of financial condition and results of operations, you should read the following discussion and analysis together with the “Consolidated Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report. Amounts reported in millions within this quarterly report are computed based on the amounts in thousands, and therefore, the sum of the components may not equal the total amount reported in millions due to rounding. Additionally, certain columns and rows within tables may not sum due to rounding. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those described in the Part I, Item 1A. “Risk Factors” and the section entitled “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Annual Report.

Overview
We are a scaled global medical technology company that develops, manufactures, and markets a comprehensive suite of solutions for the management of diabetes, including automated insulin delivery (“AID”) systems and smart multiple daily injection (“Smart MDI”) systems. Our AID systems integrate insulin delivery, glucose sensing, and proprietary dosing algorithms to improve glycemic outcomes and reduce the burden of diabetes management for PWD. Our AID systems are composed of an insulin pump that administers insulin, consumable insulin infusion sets and reservoirs, a continuous glucose monitoring (“CGM”) sensor that measures blood glucose levels and a Smart Dosing algorithm. The MiniMed 780G system is our flagship AID system. For PWDs that prefer to self-administer insulin by manual injections or seek freedom from on-body devices, our Smart MDI systems offer an integrated solution for sensing, dosing, and administration. Our Smart MDI system includes a Smart Insulin Pen for insulin administration (which connects to our Smart Dosing software), a CGM sensor that measures blood glucose levels, and wraparound applications and services.
Historically, MiniMed operated as Medtronic plc’s (“Medtronic”) global diabetes business (the “Diabetes Business”). As a result, the consolidated financial statements for periods presented have been prepared on a carve‑out basis and reflect the historical results of the Diabetes Business as managed within Medtronic. These financial statements include allocations of certain corporate and shared services expenses from Medtronic, which management believes are reasonable. Such allocations may not be indicative of the Company’s future cost structure as a standalone public company.
On March 6, 2026, in connection with our initial public offering (“IPO”) MiniMed became a publicly traded company. Following the completion of our IPO on March 9, 2026, MiniMed began operating as a standalone entity, although it continues to maintain transitional and ongoing relationships with Medtronic pursuant to various separation‑related agreements, including transition services and manufacturing arrangements. The Company is incurring incremental costs associated with operating as a standalone public company, including costs related to corporate governance, internal controls, information systems, and public company compliance. In addition, results for the periods presented do not reflect the full impact of the Company’s standalone capital structure, separation‑related costs, or changes in commercial strategy that may occur following the IPO.
Separation from Medtronic and Initial Public Offering
Our IPO followed from Medtronic’s 2025 announcement of its intention to separate its diabetes business, primarily representing the Diabetes Business of Medtronic (also referred to as the “Diabetes Operating Unit”), and the incorporation of MiniMed Group, Inc. (“MiniMed”) to ultimately hold the Diabetes Business (the “Separation”).
Since our IPO, we have operated as a standalone public company, with Medtronic owning approximately 90% of the outstanding shares of our common stock. As part of the Separation, we entered into a series of agreements with Medtronic that govern the allocation of assets and liabilities and provide for certain transitional and ongoing services, including manufacturing, information technology, and other support services for a limited period following the Separation.
Under these arrangements, Medtronic will continue to provide certain services to us on a transitional basis, and we will provide certain services to Medtronic, for specified periods, subject to agreed‑upon terms. The costs associated with these arrangements are expected to change over time as we transition to standalone operations.
The terms of these agreements may differ from those that could have been obtained in arm’s‑length transactions with unaffiliated third parties. For additional information regarding these arrangements, see Note 14. “Related Party Transactions,” and the 2026 Proxy Statement.

We are incurring incremental costs associated with operating as a standalone public company, including costs related to corporate governance, internal controls, information systems, and public company compliance. In addition, results for the periods presented do not reflect the full impact of our standalone capital structure, separation‑related costs, or changes in commercial strategy that may occur following the IPO.
The consolidated financial statements for the periods presented prior to the IPO reflect the historical results of the Diabetes Business and do not include all of the costs we expect to incur as a standalone public company. Management expects our cost structure, capital structure, and operating model to evolve as we complete our transition away from Medtronic.
Medtronic previously informed its shareholders that it intends to make a generally tax-free distribution to its shareholders of all or a portion of its remaining equity interest in us, which may be structured as a spin-off, in which Medtronic would make a pro rata distribution of our common stock to all Medtronic shareholders, a split-off, in which Medtronic would effect an exchange of Medtronic shares for shares of our common stock, or any combination thereof (the “Divestment”). Medtronic has no obligation to pursue or consummate any further dispositions of its equity interest in us, including through the Divestment, by any specified date or at all.
Recent Developments
During the periods presented, we continued to advance our core diabetes technology platforms, including our MiniMed 780G automated insulin delivery system, Smart MDI offerings, and CGM portfolio. We also continued to invest in research and development activities and to expand regulatory approvals for certain products and indications across geographies.
On March 18, 2026, we announced that the U.S. FDA had cleared the MiniMed Flex, a next-generation discreet, smartphone-controlled insulin pump, and in June 2026 we launched MiniMed Flex in the U.S. In February 2026, we also submitted the MiniMed Flex for CE Mark approval. MiniMed Flex currently supports our Simplera Sync sensor and we expect that it will also support the Instinct sensor, made by Abbott by the end of the second quarter of fiscal 2027. In connection with the U.S. FDA clearance of MiniMed Flex, we recognized a one-time charge of $157 million during the fourth quarter of fiscal year 2026 related to future minimum royalty payment obligations under our research and development funding arrangement with Blackstone. See Note 11. “Research and Development Funding Arrangements” to the consolidated financial statements for additional information.
In February 2026, we launched the MiniMed Go, our Smart MDI system in Europe and in May 2026, we continued the global rollout of the MiniMed Go with commercial launch in the U.S.
On June 3, 2026, we announced an extension to our partnership with Abbott Laboratories, to commercialize dual glucose-ketone sensors designed to integrate exclusively with our MiniMed smart dosing systems. The sensors are currently under development and not commercially available.
Trends and Uncertainties Impacting Financial Results
We believe our future performance will be influenced by a number of factors, including those described in the section, “Risk Factors” of this Annual Report, and elsewhere in this report as well as the factors described below. While each of these factors presents significant opportunities for us, these factors also pose challenges that we must successfully address in order to sustain the growth of our business and enhance our results of operations.
Industry Trends
We believe the main driver of our market’s expected rate of growth is increased penetration of Smart Dosing solutions, such as AID, over traditional therapies like unconnected MDI or standalone CGMs. They are becoming the gold standard of care in our space because of their proven ability to improve clinical outcomes and reduce user burden.
We believe that the adoption of these Smart Dosing technologies has room for growth. While some existing products may be seen as complex, costly, and not meaningfully more effective than alternatives, this opens the door for innovation to enhance these technologies in ways to better serve PWD and HCPs who prescribe these devices.
Additional secular drivers may also contribute to the growth of our addressable population. Our market exhibits many of the same secular growth drivers as the broader disease population, including prevalence of Western diets and healthcare development in emerging markets.

CGM Pricing Pressure
We have observed increasing pricing pressure on CGMs globally, particularly in certain international markets. Differences in reimbursement and pricing dynamics across geographies and sales channels can result in variability in average selling prices and gross margins, particularly as changes in sales mix occur. Additionally, as competition in the CGM market intensifies, lower-cost CGM options in the market may contribute to further pricing pressure over time. We are focused on continuing to invest in our pipeline to deliver differentiated solutions that reinforce our competitive positioning and our long-term growth.
Product Launches and Investment in Pipeline
We believe the success of our products correlates to the continued acceptance and growth of our product offerings, such as the MiniMed 780G system, next-generation AID systems, and Smart MDI systems. Our ability to meet growing demand for our existing products and to successfully develop, obtain regulatory approval or clearance of, and commercialize the products within our pipeline is essential to our results of operations. Timing and successful launch of partnerships such as our agreement with Abbott may also contribute meaningfully to our go-forward market performance. For example, we believe the early FDA clearance of MiniMed Flex shifted demand of customers who preferred to wait for the new system, which resulted in a reduction of pump sales following the announcement of the FDA clearance in the fourth quarter of fiscal 2026. In addition, the delayed launch of Simplera CGM in the United states limited our ability to grow NPS in the first half of fiscal year 2026. Following the launch of Simplera and Instinct CGM in the United States, domestic pump sales returned to growth, which was driven by these new sensor launches.

The ability to sustain ongoing investment in our pipeline will be required as we progress towards developing and launching our next generation of products. We strive to develop ways in which we can make our research and development process as efficient as possible and reduce the amount of investment needed to progress a product to approval.
Users, New Patient Adoption, and Sales of CGMs and Other Consumables
Our strategy also relies on our ability to maintain and grow our existing base of users that utilize our insulin pumps and smart pens. We consider this to be a function of multiple priorities.
First, we seek to maintain our core base of existing users. We do this by offering attractive warranty terms for insulin pumps, typically over a four-year period, and differentiated customer service. In addition, we communicate often with our existing users and their providers about our innovative products to drive continued preference. This encourages users to continue utilizing our offerings and, for insulin pump users, often leads to the renewal of their warranty arrangements.
Second, we seek to add users by winning share of new patients. We do this through our various commercial efforts and new product introductions, targeting three main pools of patients who may adopt our products: (1) patients utilizing other treatment options, such as MDI, (2) patients using competitor pumps, often those reaching the end of their pump warranty periods, and (3) patients new to insulin therapy. As the rate of sales of our products to new patients has impacted our financial performance, and will continue to do so in the future, we monitor and evaluate our performance on the share of new patients that we are winning from these various groups. “New Pumps Sold” are a key indicator of our current business success, and we anticipate that this metric will grow as we increase our market share in existing markets and expand into emerging ones.
We sell into this growing base of insulin pump and smart pen users an assortment of consumable companion products, such as CGMs and infusion sets. We track the attachment rate of our CGM sensors to evaluate how often a pump user chooses to utilize our full ecosystem of technology solutions. Since our CGM sensors are compatible with our pump dosing algorithm and Smart MDI dosing applications, we expect a relatively stronger rate of adoption among our user base. Sensor performance and user preference can have an impact on this attachment rate, and we find in the months since launching our newest-generation Simplera Sync sensor that we are exhibiting higher attachment rates than we have historically.
Competition
The diabetes medical device industry is highly competitive and constantly evolving, especially with the rapid introduction of competing pumps, CGMs, and other consumables in an expanding global market. We anticipate that new diabetes devices and treatments from both us and our competitors will impact our business. The Smart MDI market is also evolving, with increasing competition from new entrants and expanding digital health integrations, which may impact our positioning and growth opportunities in this segment. To maintain our competitive edge in the market, we plan to continue investing in innovative technologies, such as the MiniMed Fit patch pump and our next-generation Vivera dosing algorithm. Additionally, we are focused on expanding the adoption of AID across our addressable market for a broader range of patient populations as well as growing the addressable market for MiniMed 780G through expanded indication labeling.
Regulatory Approvals and Actions

The medical devices we manufacture are subject to extensive regulation by numerous government agencies, including the U.S. FDA, the EU MDR, and various other individual country regulatory bodies and agencies. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, distribution, and post-market surveillance of our products. The requirements and timelines to receive regulatory clearance can vary substantially from country to country, and any delays may impact our ability to expand our worldwide customer base and bring products to market in a competitive timeframe. Such delays, or a failure to receive regulatory approval, could adversely affect our revenue and results of operations.
Additionally, any adverse event involving products that we distribute could result in future corrective actions, such as recalls or customer notifications, or regulatory agency actions, which may include inspections, mandatory recalls, or other enforcement measures. Any action taken by regulatory bodies against us, along with any regulatory challenges we encounter, could negatively impact our product sales.
See “Item 1. Business—Government Regulation and Product Approval Process” for a more detailed description of regulations and approval processes relevant to our business.
Manufacturing and Supply
Our business model requires the ability to produce high volumes of our products and reliably ship to various geographies in a time-efficient manner. Disruptions to our supply lines or shipping channels may impact our customer experience and ability to meet market demand. We also continue to invest in expanding our manufacturing capacity as a key strategic priority of our business as we strive to meet significant demand for our CGM sensors and drive profitable growth.
Impact of Increased CGM Share of Product Mix on Profit Margin
Relative to sales of our insulin pumps, pens, and other consumables, sales of our CGMs, particularly our Simplera and Simplera Sync products, have historically contributed to a lower profit margin. As a result, we expect that an increased volume of sales with Simplera and Simplera Sync will likely have a negative impact on our profit margin, as we have observed in recent periods. However, as we continue to ramp our manufacturing capacity to meet demand, we are focused on optimizing manufacturing efficiencies, driving innovation, and expanding premium offerings to help offset expected margin impacts while sustaining growth.
Reimbursement
Our results of operations may be impacted by the failure to obtain or retain sufficient coverage from third-party payors for our current and future products as well as changes in medical reimbursement policies and programs.
Our reimbursement channel expertise and deep relationships with payors and providers represent a key part of our business strategy, driving revenue stickiness, differentiation, and scale. Changes in the nature of these relationships or reimbursement policies around channel categorization (for example, DME or pharmacy) can materially impact our business. For more information on channel categorization, see “Item 1. Business—Our Commercial Organization.”
Cost Reduction Measures
We expect our future financial results will be impacted by the degree to which we are able to execute on efficiency initiatives. We expect these initiatives to contribute to our go-forward profit margins and are a part of our Ways of Working transformation in recent years. For more information on our Ways of Working, see “Item 1. Business—Human Capital.” As part of these initiatives, we aim to find savings in variable and overhead costs in our Cost of Products Sold and other operating expenses. In addition, we are focused on developing high-volume and automated manufacturing capabilities to continue to optimize our cost base.
Macroeconomic and Geopolitical Factors
Our costs are subject to fluctuation, and we continue to evaluate contributing factors, specifically those leading to inflationary cost increases in logistics, price of raw materials, cost of labor, transportation, and operating supplies. Global macroeconomic risks include changes in global trade policies and fluctuations in currency exchange rates, general price inflation, changes in interest rates, reimbursement challenges, impacts from changes in the mix of our product offerings, delays in product registration approvals, replacement cycle challenges, supply chain challenges, and tender pricing in certain countries.
Our production of certain products requires custom components that are sourced internationally. We do not currently anticipate tariffs imposed by the United States to significantly impact our manufacturing operations due to the duty-free treatment offered by the Nairobi Protocol, which provides duty-free treatment for items that benefit handicapped persons. While the extent of the tariffs levied by the United States remains uncertain, recent government actions have not limited the use of the Nairobi Protocol.

Seasonality
Our total revenues vary slightly from quarter to quarter. Based on historical experience, we generally have higher revenues toward calendar year end and our fiscal year end. The trend is primarily driven by annual insurance deductible resets and unfunded flexible spending account dynamics in the U.S. market, which is partially counteracted by lower pump sales as our competitors push for a strong end to their fiscal years, which align to calendar years. Sales of our single-use products such as infusion sets, reservoirs, and CGMs have generally mitigated quarterly seasonal fluctuations in pump sales.

Foreign Currency
A significant portion of the Company’s revenues and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign currency exchange rates may impact reported revenue, gross margin, and operating results from period to period. The Company continues to evaluate its exposure to foreign currency risk as it transitions to standalone operations.

Components of Results of Operations
Sales
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
Selling, General and Administrative
Selling, general, and administrative expense primarily consists of salaries and wages, benefits, other administrative costs, such as professional fees and marketing expenses, stock-based compensation, and restructuring associated expenses. Selling, general, and administrative expense also includes amortization expense related to our customer list and tradename intangible assets.
Research and Development
Research and development costs include costs of research, engineering, and technical activities to develop a new product or service or make significant improvement to an existing product or manufacturing process. Research and development costs also include pre-approval regulatory and clinical trial expenses.
Certain Litigation Charges
We classify specified certain litigation charges and gains related to significant legal matters as certain litigation charges, net in the consolidated statements of operations.

Other Operating Income and Expense, Net
Other operating expense (income), net primarily includes restructuring expense, currency remeasurement, and income from research and development funding arrangements.
Other Non-operating Income and Expense, Net
Other non-operating expense, net includes investment gains and losses.
Income Tax Provision
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
The following table sets forth our key business metrics, including non-GAAP measures, for the periods indicated:

	Fiscal Year Ended
(Dollars in millions)	April 24, 2026	April 25, 2025	April 26, 2024
Net Sales	$3,102	$2,715	$2,469
Gross Profit	$1,680	$1,528	$1,436
Net Loss	$(317)	$(198)	$(107)
New Pumps Sold (in thousands)	145	145	143
Global CGM Attachment Rate	66%	59%	52%
Net Sales Growth	14.2%	10.0%	10.0%
Organic Revenue Growth (1)	8.0%	11.5%	8.6%
Adjusted Gross Profit (1)	$1,787	$1,573	$1,463
Adjusted EBITDA (1)	$202	$253	$147
(1) See “Non-GAAP measures” below for a discussion of Organic Revenue Growth, Adjusted Gross Profit, Adjusted EBITDA, and a reconciliation with the most directly comparable U.S. GAAP measure.
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

Global CGM Attachment Rate
Because we commercialize all parts of the smart dosing insulin therapy ecosystem, we are uniquely positioned to capture greater revenue per user than our competitors that only offer certain components of such systems. A key growth driver is our ability to increase CGM revenue per pump user which is reflected by our CGM Attachment Rate. We define CGM Attachment Rate as the percentage of total pump user base that is also using an integrated MiniMed CGM.
Organic Revenue Growth
Organic Revenue Growth measures our revenue growth trends excluding the impacts of foreign currency rate fluctuations and adjustments to the Company’s Italian payback accrual for certain prior years since 2015, which is further described in Note 12. “Commitments and Contingencies,” to the consolidated financial statements. We use Organic Revenue Growth to assess our performance on a consistent basis by removing the impacts of foreign currency rate fluctuations and adjustments to the Italian payback accrual that we believe do not directly reflect our underlying operations. See “Non-GAAP Measures” below for a reconciliation of Organic Revenue Growth to Net Sales Growth, its most directly comparable U.S. GAAP measure.
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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP measure, calculated as net loss adjusted to exclude interest expense, provision for income taxes, and depreciation and amortization, further adjusted to exclude the impact of certain other non-operational items. We use Adjusted EBITDA to supplement U.S. GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against that of other peer companies using similar measures. See “Non-GAAP Measures” below for a reconciliation of Adjusted EBITDA to net loss, its most directly comparable U.S. GAAP measure.

RESULTS OF OPERATIONS
The following table sets forth a summary of our consolidated results of operations for the fiscal year ended April 24, 2026 and April 25, 2025, and the changes between periods. A discussion of the results of operations for fiscal year ended April 25, 2025 compared to the fiscal year ended April 26, 2024 is included in the Company’s final prospectus filed with the SEC on March 6, 2026 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, relating to our Registration Statement on Form S-1, which is incorporated herein by reference.

	Fiscal Year Ended		Change
(Dollars in millions)	April 24, 2026	April 25, 2025	Amount	Percent
Net Sales	$3,102	$2,715	$387	14%
Cost of products sold	1,422	1,187	236	20%
Gross profit	1,680	1,528	152	10%
Operating expenses:
Research and development expense	448	436	12	3%
Selling, general, and administrative expenses	1,183	1,080	103	10%
Certain litigation charges, net	18	165	(147)	(89)%
Other operating expense (income), net	221	(8)	229	2,860%
Operating (loss) profit	(190)	(146)	(46)	31%
Other non-operating expense (income), net	(1)	1	(2)	(150)%
(Loss) profit before income taxes	(189)	(147)	(43)	30%
Income tax provision	128	52	76	145%
Net loss	$(317)	$(198)	$(119)	(60)%
Net income attributable to noncontrolling interests	$(16)	$(15)	$(1)	(8)%
Net loss attributable to the Company	$(333)	$(213)	$(120)	(56)%

NET SALES
The table below includes net sales by product category for the fiscal year ended April 24, 2026 and April 25, 2025:

	Fiscal Year Ended		Change
(in millions)	April 24, 2026	April 25, 2025	Amount	Percent
Pumps	$546	$541	$5	1%
Consumables	956	854	102	12%
CGM	1,553	1,313	240	18%
Other (1)	46	6	40	NM
Total net sales	$3,102	$2,715	$387	14%
(1)Primarily includes net sales generated from the sale of smart insulin pens and services. Also reflects adjustments to the Company’s Italian payback accruals resulting from the two July 22, 2024 rulings by the Constitutional Court of Italy and the Legislative Decree published by the Italian government on June 30, 2025 for certain prior years since 2015. Refer to Note 12. “Commitments and Contingencies,” to the consolidated financial statements.
The table below includes net sales by market geography for the fiscal year ended April 24, 2026 and April 25, 2025:

	Fiscal Year Ended		Change
(in millions)	April 24, 2026	April 25, 2025	Amount	%
U.S.(1)	$917	$903	$14	2%
International(2)	2,185	1,812	373	21%
Total	$3,102	$2,715	$387	14%
(1)    U.S. includes the United States and U.S. territories.
(2)    International includes all other non-U.S. countries.

Net sales for the fiscal year ended April 24, 2026 was $3.1 billion as compared to $2.7 billion for the fiscal year ended April 25, 2025. International sales increased by 21% and U.S. sales increased 2% primarily as a result of increased volumes. International net sales growth benefited from 6% growth in pumps, 16% growth in consumables, 24% growth in CGM, positive changes in our Italian payback accrual, and favorable impacts of foreign currency fluctuations. U.S. net sales were negatively impacted by timing effects associated with early FDA clearance of MiniMed Flex, which we believe led to certain customers deferring pump decisions, resulting in a 7% decline in pumps. We also experienced a 1% decline in consumables, offset by an 8% improvement in CGM. For the fiscal year ended April 24, 2026, the impact of the Italian payback adjustment resulted in an increase to net sales of $7 million as compared to a decrease in net sales of $20 million for the fiscal year ended April 25, 2025. This was due to changes in estimates relating to our Italian payback accrual resulting from the two July 2024 rulings by the Constitutional Court and the Legislative Decree published by the Italian government in June 2025, and formalized into law in August 2025 for certain prior years since 2015.
Pump sales grew 1% for the fiscal year ended April 24, 2026. While we experienced continued growth of 6% in international pump sales following the launch of the Simplera CGM in Europe in fiscal year 2025, we experienced a 7% decline in the U.S. impacted by timing effects associated with the early U.S. FDA clearance of MiniMed Flex, which we believe led to certain customers deferring pump decisions, and the delayed launch of Simplera CGM in the U.S., which resulted in a competitive disadvantage and limited our ability to grow NPS in the first half of fiscal year 2026. However, following the launch of Simplera and Instinct CGM in the U.S. in the third quarter of fiscal year 2026, domestic pump sales grew in the second half of the fiscal year, reducing year-to-date pump sales decline to 7% for the fiscal year ended April 24, 2026, as compared to a 15% decline in the first half of fiscal year 2026.

Consumables sales increased 12% for the fiscal year ended April 24, 2026, as a result of 16% growth internationally and offset by a 1% decline in the U.S. Our international growth was the result of increased volume of patients using our AID systems which require frequent replacement of the infusion sets and reservoirs for uninterrupted operation. The increase in the volume of patients using our AID systems in international markets was due to the competitive strength of the MiniMed 780G system which has enabled us to attract new patients as well as retain our existing patient base. Fewer NPS in the U.S. resulted in reduced consumables sales during the fiscal year ended April 24, 2026.

CGM sales increased 18% for the fiscal year ended April 24, 2026, as a result of the continued increase in the Global CGM Attachment Rate, which rose from 59% in the fiscal year ended April 25, 2025, to 66% in the fiscal year ended April 24, 2026. Higher CGM Attachment Rate and pump user base in international markets drove 24% growth in international CGM sales which was primarily attributable to the introduction of the Simplera CGM in Europe in fiscal year 2025. CGM sales in the U.S. grew 8% during the fiscal year ended April 24, 2026, as a result of a sustained upward trend in CGM Attachment Rate and the launch of Simplera and Instinct CGM in the third quarter of fiscal year 2026. We have experienced a sustained upward trend in CGM Attachment Rate in the U.S. since the launch of the MiniMed 780G system in fiscal year 2024 as the automation algorithm is only compatible with our MiniMed CGMs.

COSTS AND EXPENSES
The following is a summary of cost of products sold, research and development, and selling, general and administrative expenses as a percentage of net sales for the fiscal year ended April 24, 2026 and April 25, 2025:

	Fiscal Year Ended		% of Net Sales
(Dollars in millions)	April 24, 2026	April 25, 2025	April 24, 2026	April 25, 2025
Cost of products sold	$1,422	$1,187	45.8%	43.7%
Research and development expense	$448	$436	14.5%	16.1%
Selling, general, and administrative expenses	$1,183	$1,080	38.1%	39.8%

Cost of Products Sold
Cost of products sold for the fiscal year ended April 24, 2026 was $1.4 billion as compared to $1.2 billion for the fiscal year ended April 25, 2025. The increase in cost of products sold for both periods was driven by the increased volume of products sold as well as changes in product mix as further described below. Additionally, the increase was driven by $84 million of asset write offs associated with the termination of a third-party manufacturing agreement, and $20 million of warranty expense during the fiscal year ended April 24, 2026.
The increase in cost of products sold as a percentage of net sales for the fiscal year ended April 24, 2026 was primarily driven by a 290 bps increase from the asset write offs and a 20 bps increase from the warranty expense, product mix from CGMs, which have a lower gross profit margin relative to our insulin pumps and other consumables. The increase was partially offset by favorable currency impact on net sales in addition to changes in the Italian payback accruals impacting net sales for the fiscal year ended April 24, 2026 and April 25, 2025,.
For additional information about the asset write-offs, refer to Note 4. “Restructuring,” in the consolidated financial statements.
Research and Development Expense
Research and development expense for the fiscal year ended April 24, 2026 was $448 million as compared to $436 million for the fiscal year ended April 25, 2025. The increase was primarily driven by an $10 million acquisition of technology not yet approved by regulators.
Selling, General, and Administrative Expense
Selling, general, and administrative expense for the fiscal year ended April 24, 2026 was $1.2 billion as compared to $1.1 billion for the fiscal year ended April 25, 2025. The increase was primarily driven by $56 million for incremental commercialization activities to support higher sales of the Company, particularly Simplera Sync outside the United States, and increased marketing expenses in the U.S., a $16 million increase for short-term and long-term incentives, and a $7 million increase in provision for credit losses.
Certain Litigation Charges, Net
Certain litigation charges, net were $18 million for the fiscal year ended April 24, 2026 compared with $165 million for the fiscal year ended April 25, 2025. The fiscal year 2026 amount primarily relates to charges associated with the retainer ring matter, while the year-over-year decrease was primarily due to the $165 million charges recognized in fiscal 2025 in connection with the resolution of the contractual dispute under a product funding arrangement, for which there were no corresponding charges in fiscal year 2026. For additional information, refer to Note 12. “Commitments and Contingencies.”

Other Operating Expense (Income), Net
Other operating expense (income), net was $221 million of expense for the fiscal year ended April 24, 2026 as compared to $8 million of income for the fiscal year ended April 25, 2025. The increase was primarily driven by a one-time charge of $157 million during the fourth quarter of fiscal year 2026 related to future minimum royalty payment obligations under a research and development funding arrangement with Blackstone, as well as a $27 million increase in restructuring charges primarily related to employee termination benefits and facility consolidations to support cost reduction initiatives. For more information on our restructuring charges and research and development arrangements, refer to Note 4. “Restructuring Charges,” and Note 11. “Research and Development Funding Arrangements.”
Other Non-Operating Expense (Income), Net
Other non-operating expense (income), net primarily includes investment gains and losses. Other non-operating expense (income), net was insignificant for the fiscal years ended April 24, 2026 and April 25, 2025.
INCOME TAXES
Income tax provision includes current and deferred income tax expense related to federal, state, and international jurisdictions.
The income tax provision was $128 million for the fiscal year ended April 24, 2026, as compared to $52 million for the fiscal year ended April 25, 2025. The change in the effective tax rate and income tax provision primarily relates to year-over-year changes in operational results by jurisdiction and the impact of valuation allowances in certain jurisdictions.
On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act (OBBBA) of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for the Company beginning fiscal year 2026 and the impact for the fiscal year ended April 24, 2026 was not material.

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

Organic Revenue Growth
Organic Revenue Growth measures our revenue growth trends excluding the impacts of foreign currency rate fluctuations and adjustments to the Company’s Italian payback accrual for certain prior years since 2015, which is further described in Note 12. “Commitments and Contingencies,” to the consolidated financial statements. We use Organic Revenue Growth to assess our performance on a consistent basis by removing the impacts of foreign currency rate fluctuations and adjustments to the Italian payback accrual that we believe do not directly reflect our underlying operations.
The following table presents a reconciliation of U.S. GAAP net sales to Organic Revenue Growth for the fiscal year ended April 24, 2026 and April 25, 2025:

	Fiscal Year Ended
	Reported net sales			Adjustments		Organic Revenue
(in millions)	April 24, 2026	April 25, 2025	Growth	April 24, 2026(2)	April 25, 2025(3)	April 24, 2026(2)	April 25, 2025(3)	Growth
U.S.(1)	$917	$903	1.5%	$—	$—	$917	$903	1.5%
International(1)	2,185	1,812	20.6%	147	(20)	2,038	1,832	11.2%
Total	$3,102	$2,715	14.2%	$147	$(20)	$2,955	$2,735	8.0%
(1) U.S. includes the United States and U.S. territories. International includes all other non-U.S. countries.
(2) The fiscal year ended April 24, 2026 excludes $147 million of revenue adjustments, including a $7 million adjustment in the Italian payback accruals due to changes in estimates as a result of the Legislative Decree published by the Italian government on June 30, 2025 for years 2015 to 2018 and $140 million of favorable currency impact on the remaining net sales. The currency impact to net sales measures the change in net sales between current and prior year periods using constant exchange rates.
(3) The fiscal year ended April 25, 2025 excludes $20 million of Italian payback accruals as a result of the two July 22, 2024 rulings by the Constitutional Court of Italy for certain prior years since 2015
Adjusted Gross Profit
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
The following table presents a reconciliation of U.S. GAAP gross profit to Adjusted Gross Profit for the fiscal years ended April 24, 2026 and April 25, 2025:

	Fiscal Year Ended
(in millions)	April 24, 2026	April 25, 2025
Gross profit	$1,680	$1,528
Adjustments:
Restructuring and associated costs (1)	90	—
Amortization of intangible assets	24	24
Other adjustments (2)	(7)	20
Costs to comply with medical device regulations (3)	—	1
Adjusted Gross Profit (Non-GAAP)	$1,787	$1,573
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
The following table presents a reconciliation of U.S. GAAP net loss to Adjusted EBITDA for the fiscal year ended April 24, 2026 and April 25, 2025.

	Fiscal Year Ended
(in millions)	April 24, 2026	April 25, 2025
Net loss	$(317)	$(198)
Non-operating and interest expense	(1)	—
Income tax provision	128	52
Depreciation and amortization	156	143
Adjustments:
Stock-based compensation	46	41
Restructuring and associated costs (1)	142	25
Certain litigation charges, net (2)	18	165
Transaction costs (3)	36	3
Other adjustments (4)	(7)	20
Losses on minority investments (5)	1	1
Costs to comply with medical device regulations (6)	—	1
Adjusted EBITDA	$202	$253
(1) The fiscal year ended April 24, 2026 primarily includes asset write-offs and contract termination costs associated with the December 2025 plan to terminate a third-party manufacturing agreement. Additionally, all periods presented include charges related to employee termination benefits and consulting expenses directly related to the restructuring efforts.
(2) The fiscal year ended April 24, 2026 charges primarily relate to the Diabetes Pump Retainer Ring litigation. The fiscal year ended April 25, 2025 changes relate to a contractual dispute resolution under a product funding arrangement.
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

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of April 24, 2026, we had $298 million in cash and cash equivalents. We believe that our cash and cash equivalents, future cash flows from operations, and availability under our revolving credit facility, will be sufficient to fund our ongoing core business activities for at least the next twelve months.
Historically, our working capital requirements, capital expenditures, and investment opportunities were satisfied as part of Medtronic’s centralized cash management and funding programs. Following our IPO and separation from Medtronic, we no longer participate in Medtronic’s cash management strategy, and our capital structure, sources of liquidity, and operating needs differ from those historically reflected in our consolidated financial statements.
As part of the Separation, we used a portion of the net proceeds from the IPO to repay intercompany debt owed to Medtronic. After giving effect to the settlement of this intercompany debt and other transactions contemplated by certain separation agreements, we retained approximately $309 million of the net proceeds of the IPO, plus cash on hand at the completion of the IPO.

In connection with the Separation, we entered into a five‑year senior secured revolving credit facility (the “Revolving Credit Facility”) providing for aggregate commitments of $500 million, available in U.S. dollars and certain approved alternative currencies. Commitments under the revolving credit facility became available upon completion of the IPO and were undrawn at closing. For further information, see Note 7. “Debt” to the consolidated financial statements.
Following the Separation, our ability to fund our operating needs depends primarily on cash on hand, net proceeds from the IPO, cash generated from operations, and borrowings available under the revolving credit facility, as well as our ability to obtain additional debt financing or issue additional equity or equity‑linked securities, if necessary. For additional information regarding the net proceeds of our IPO, see Note 1. “Description of the Business and Basis of Presentation” to the consolidated financial statements.
The following is a summary of cash (used in) provided by operating, investing, and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	Fiscal Year Ended
(in millions)	April 24, 2026	April 25, 2025	April 26, 2024
Cash provided by (used in):
Operating activities	$(197)	$140	$41
Investing activities	(233)	(193)	(157)
Financing activities	716	10	112
Net change in cash and cash equivalents	$287	$(43)	$(4)
Operating Activities
The $337 million increase in net cash used in operating activities was primarily driven by changes in assets and liabilities as a result of the Separation, including a net negative $318 million cash impact from changes in receivables and payables to Medtronic.
Investing Activities
The $40 million increase in net cash used in investing activities was primarily due to an increase in net additions to property, plant, and equipment of $30 million.
Financing Activities
There was a $706 million increase in net cash provided by financing activities. The financing activities cash flows primarily reflect the issuance of common stock in connection with our IPO for a total of $538 million, offset by distributions to Medtronic of $228 million, resulting in net cash retained from the IPO of approximately $309 million. Transfers from Medtronic were $407 million for the fiscal year ended April 24, 2026 compared to $12 million for the fiscal year ended April 25, 2025. The increase in transfers was due to the Company’s separation from Medtronic. For further details on the transfers from Medtronic, refer to Note 1. “Description of the Business and Basis of Presentation” to the consolidated financial statements.
Contractual Obligations and Commitments
Leases
We have entered into various operating leases for certain office, manufacturing, and research facilities and warehouses, as well as transportation and other equipment. For a description of our contractual obligations related to leases, refer to Note 10. “Leases,” to the consolidated financial statements in Part II, Item 8 of this Annual Report.
Purchase Order Commitments
We have agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. For a description of our contractual obligations related to purchase order commitments as of April 24, 2026, see Note 12. “Commitments and Contingencies,” to the consolidated financial statements in Part II, Item 8 of this Annual Report.

Revolving Credit Facility
The Company is party to certain indebtedness arrangements, including the Revolving Credit Facility due 2031 providing up to $500 million of revolving borrowings for which none was outstanding as of April 24, 2026. See Note 7. “Debt,” to the consolidated financial statements for more detailed discussion of the material terms of the Revolving Credit Facility.
Research and Development Arrangements
The development of certain products, including MiniMed Flex, has been funded in part through research and development funding arrangements with Blackstone. Under these arrangements, following U.S. regulatory approval and commercial launch, we may be required to make future payments to Blackstone. On March 18, 2026, the FDA cleared MiniMed Flex. During the first two years following U.S. regulatory approval and commercial launch, Blackstone is entitled to receive the greater of (i) a mid‑to‑high single‑digit royalty percentage of applicable net sales or (ii) a minimum payment of $157 million. As a result, we recognized a one‑time charge of $157 million in the fourth quarter of fiscal year 2026 related to these future payment obligations. The related cash payments are expected to represent a material liquidity requirement during the initial commercialization period and will be funded from available liquidity resources.

Critical Accounting Estimates
We have used various accounting policies to prepare the consolidated financial statements in accordance with U.S. GAAP. The preparation of the consolidated financial statements, in conformity with U.S. GAAP, requires us to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates reflect our best judgment about economic and market conditions and the potential effects on the valuation and/or carrying value of assets and liabilities based upon relevant information available. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
While our significant accounting policies are described in more detail in Note 2. “Summary of Significant Accounting Policies,” to the consolidated financial statements, we believe that the following accounting policies are the most critical to the judgments and estimates used in the preparation of our consolidated financial statements

Revenue Recognition
Revenue recognition on our products varies depending on the amount of consideration we ultimately receive due to return terms, sales rebates, discounts, and other incentives, which are accounted for as variable consideration. The estimate of variable consideration for rebates and other adjustments is considered critical due to the materiality of the balances and use of estimates. Estimates for rebates and other adjustments are based on sales terms, historical experience, expected volumes, and trend analysis. The Company considers the lag time between the point of sale and payment of the rebate claim, the stated rebate rates, and other relevant information to estimate rebates.
Refer to Note 3. “Revenue,” to the consolidated financial statements for further information.
Litigation Contingencies
As further described in Note 12. “Commitments and Contingencies,” to the consolidated financial statements, we are involved in a number of legal actions from time to time involving product liability, employment, intellectual property and commercial disputes, environmental proceedings, tax disputes, and governmental proceedings and investigations.
Litigation and product liability matters are inherently uncertain, and the outcomes of individual matters are difficult to predict and quantify. As such, significant judgment is required in determining our legal and product liability accruals, including determination of whether a potential loss is probable, reasonably possible, or remote as well as whether a potential exposure is reasonably estimable. We base our judgments on the best information available at the time. Our estimates related to our legal and product liability accruals may change as additional information becomes available to us, including information related to the nature or existence of claims against us, trial court or appellate proceedings, and mediation, arbitration or settlement proceedings. Any revision of our estimates of potential liability could have a material impact on our financial position and operating results.

Income Tax Reserves
We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may or may not prevail. Under U.S. GAAP, if we determine that a tax position will more likely than not be sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that is greater than 50 percent likely to be realized upon settlement. We presume that all tax positions will be examined by a taxing authority with full knowledge of all relevant information. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations.
We regularly monitor our tax positions and tax liabilities. We reevaluate the technical merits of our tax positions and recognize an uncertain tax benefit, or derecognize a previously recorded tax benefit, when there is (i) a completion of a tax audit, (ii) effective settlement of an issue, (iii) a change in applicable tax law including a tax case or legislative guidance, or (iv) the expiration of the applicable statute of limitations. These reserves are subject to a high degree of estimation and management judgment. Although we believe that we have adequately reserved for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on our financial position and operating results.
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
We have one goodwill reporting unit. We assess the impairment of goodwill at the reporting unit level annually as of the first day of the third quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The test for impairment of goodwill requires us to make several estimates related to projected future cash flows to determine the fair value of the goodwill reporting unit. We estimated the fair value of the reporting unit using the income and the market approaches, weighted 50% each. Fair value under the income approach was determined by discounting to present value the estimated future cash flows of the reporting unit. Fair value under the market approach utilized revenue multiples using comparable public company information, which uses valuation indicators determined from other businesses that are similar to our reporting unit. We use estimates that are consistent with the highest and best use of the assets based on a market participant’s view of the assets being evaluated.
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
Subsequent to our IPO, our stock price experienced a decline. We did not view this event as a triggering event, as we do not believe this to be a sustained drop in share price. Further, there are other macroeconomic factors that have caused the market to be down overall over this same time frame. As of the date of this filing, after evaluating macroeconomic conditions, our market capitalization and our current and future results of operations, we concluded that there were no triggering events and it was not more likely than not that the fair values of our goodwill exceeded their carrying value and, therefore, did not have any impairment.
Refer to Note 5. “Composition of Certain Financial Statement Items,” to the consolidated financial statements for further information.
Warranty Reserve
The estimates for warranty is considered critical due to the materiality of the balances and use of estimates. The Company estimates future warranty costs by analyzing historical and anticipated rates of warranty claims and the number and cost of units sold. Changes to the actual replacement rate or expected product replacement cost could cause a material increase or decrease to the estimated warranty reserve and related cost of products sold. The Company assesses the adequacy of the warranty reserves on a quarterly basis and adjusts these amounts as necessary.
At April 24, 2026, and April 25, 2025, there were $63 million and $57 million of accrued warranties recorded in the consolidated balance sheets, respectively. During the periods presented, adjustments to warranties recorded in prior periods were not material. Refer to Note 5. “Composition of Certain Financial Statement Items,” to the consolidated financial statements for further information.

New Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 2. “Summary of Significant Accounting Policies,” to the consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Currency Exchange Rate Risk
Our operations are primarily located in the U.S., but we operate in over 80 countries globally. A significant portion of our sales are from EMEA, where fluctuations in the rate of exchange between the U.S. dollar and the local currencies could adversely affect our financial results, including income and losses as well as assets and liabilities. During the fiscal year ended April 24, 2026, the Company’s net sales in international markets was approximately 70% of the total Company net sales, as compared to 67% for the fiscal year ended April 25, 2025.
Due to the global nature of our operations, we are exposed to currency exchange rate changes, which may cause fluctuations in earnings and cash flows. For example, a 10% strengthening or weakening of the major non-U.S. currencies against the U.S. dollar in the fiscal year ended April 24, 2026 would have resulted in an increase/decrease to net sales by approximately $218 million, as compared to $180 million for the fiscal year ended April 25, 2025.
Interest Rate Risk
We are subject to interest rate risk on our borrowings. We manage interest rate risk in the aggregate, while focusing on our immediate and intermediate liquidity needs. We had no borrowings outstanding as of April 24, 2026. We are exposed to interest rate changes affecting the yield on our investments in money market funds; such exposure is not considered material.
For a discussion of current market conditions and the impact on our financial condition and results of operations, please see the “Liquidity” section of the Management's Discussion and Analysis. For additional discussion of market risk, refer to Note 6, “Financial Instruments”, to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of MiniMed Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MiniMed Group, Inc. and its subsidiaries (the “Company”) as of April 24, 2026 and April 25, 2025, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended April 24, 2026, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 24, 2026 and April 25, 2025, and the results of its operations and its cash flows for each of the three years in the period ended April 24, 2026 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Corporate and Shared Expenses Allocated to the MiniMed Consolidated Financial Statements
As described in Notes 1 and 14 to the consolidated financial statements, prior to March 9, 2026, the Company operated as the diabetes business of Medtronic plc (“Medtronic” or the “Parent”) and did not exist as a separate, stand-alone legal entity. The consolidated financial statements reflect certain corporate and shared expenses that have been allocated, including, but not limited to, finance and accounting, legal, information technology, human resources, facilities, warehousing, distribution, logistics, marketing, insurance, employee benefits and incentives, restructuring and associated costs, and stock-based compensation. These expenses have been allocated by management, using either specific identification when identifiable, or proportional allocations determined on the basis of revenue, usage, headcount, or other measures and totaled $298 million for the year ended April 24, 2026.
The principal consideration for our determination that performing procedures relating to corporate and shared expenses allocated to the Diabetes business consolidated financial statements is a critical audit matter is a high degree of auditor effort in performing procedures related to management’s determination of the corporate and shared expenses allocated to the Diabetes business.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) evaluating management’s process for determining the allocation methodologies; (ii) testing the completeness and accuracy of the data used by management in the allocation; and (iii) testing the allocation of corporate and shared expenses between Medtronic and the Diabetes business.
/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
June 29, 2026
We have served as the Company’s auditor since 2024.

MINIMED GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
(in millions, except per share data)	2026	2025	2024
Net sales	$3,102	$2,715	$2,469
Cost of products sold	1,422	1,187	1,032
Gross profit	1,680	1,528	1,436
Operating expenses:
Research and development expense	448	436	437
Selling, general, and administrative expense	1,183	1,080	1,057
Certain litigation charges, net	18	165	—
Other operating expense (income), net	221	(8)	11
Operating loss	(190)	(146)	(69)
Other non-operating expense (income), net	(1)	1	1
Loss before income taxes	(189)	(147)	(70)
Income tax provision	128	52	38
Net loss	(317)	(198)	(107)
Net income attributable to noncontrolling interests	(16)	(15)	(5)
Net loss attributable to the Company	$(333)	$(213)	$(112)

Earnings (loss) per share:
Basic	$(1.30)	$(0.84)	$(0.44)
Diluted	$(1.30)	$(0.84)	$(0.44)
Weighted-average shares outstanding
Basic	256.6	252.8	252.8
Diluted	256.6	252.8	252.8
The accompanying notes are an integral part of these consolidated financial statements.

MINIMED GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year
(in millions)	2026	2025	2024
Net loss	$(317)	$(198)	$(107)
Other comprehensive income (loss), net of tax:
Translation adjustment	20	19	(7)
Other comprehensive income (loss), net of tax:	20	19	(7)
Comprehensive loss attributable to the Company	$(297)	$(179)	$(114)
The accompanying notes are an integral part of these consolidated financial statements.

MINIMED GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(in millions)	April 24, 2026	April 25, 2025
ASSETS
Current assets:
Cash and cash equivalents	$298	$11
Accounts receivable, less allowance for credit losses of $26 and $46, respectively	200	570
Due from Medtronic	455	—
Inventories	341	311
Other current assets	54	48
Total current assets	1,348	939
Property, plant, and equipment, net	711	706
Goodwill	2,256	2,255
Other intangible assets, net	107	132
Tax assets	61	19
Other assets	147	150
Total assets	$4,630	$4,201
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$163	$205
Due to Medtronic	137	—
Accrued compensation	163	182
Accrued rebates	45	51
Other accrued expenses	194	271
Total current liabilities	702	710
Other liabilities	317	162
Total liabilities	1,019	871
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, par value $0.01, 1,000,000,000 shares authorized at April 24, 2026, 280,819,988 and no shares issued and outstanding, at April 24, 2026 and April 25, 2025, respectively	3	—
Preferred stock, par value $0.01, 100,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	3,736	—
Retained earnings (Accumulated deficit)	(116)	—
Net parent investment	—	3,328
Accumulated other comprehensive income	(12)	3
Total stockholders’ equity	3,611	3,330
Noncontrolling interests	—	—
Total equity	3,611	3,330
Total liabilities and stockholders’ equity	$4,630	$4,201
The accompanying notes are an integral part of these consolidated financial statements.

MINIMED GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Net Investment from Medtronic	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
($ in millions, shares in thousands)	Shares	Par Value
April 28, 2023	—	$—	$—	$—	$3,411	$(9)	$3,402
Net loss	—	—	—	—	(107)	—	(107)
Other comprehensive loss	—	—	—	—	—	(7)	(7)
Net transfers from Parent	—	—	—	—	160	—	160
April 26, 2024	—	$—	$—	$—	$3,464	$(16)	$3,448
Net loss	—	—	—	—	(198)	—	(198)
Other comprehensive income	—	—	—	—	—	19	19
Net transfers from Parent	—	—	—	—	62	—	62
April 25, 2025	—	$—	$—	$—	$3,328	$3	$3,330
Net loss	—	—	—	(116)	(202)	—	(317)
Foreign exchange translation adjustment	—	—	—	—	—	20	20
Pension and other postretirement benefit adjustments	—	—	—	—	—	(13)	(13)
Distribution to Medtronic in connection with the Separation	—	—	(229)	—	—	—	(229)
Stock-based compensation expense	—	—	46	—	—	—	46
Issuance of common stock in connection with the MiniMed IPO	280,813	3	535	—	—	—	538
Vesting of restricted stock units, net of shares withheld for taxes	7	—	—	—	—	—	—
Net transfers from Parent	—	—	(104)	—	363	(21)	238
Reclassification of Net Parent Investment from Medtronic	—	—	3,489	—	(3,489)	—	—
April 24, 2026	280,820	$3	$3,736	$(116)	$—	$(12)	$3,611
The accompanying notes are an integral part of these consolidated financial statements.

MINIMED GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
(in millions)	2026	2025	2024
Operating Activities:
Net loss	$(317)	$(198)	$(107)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	156	143	129
Provision for credit losses	28	21	22
Deferred income taxes	(54)	(2)	3
Stock-based compensation	46	41	38
Postretirement benefit plan expense	7	8	8
Asset impairments	84	—	—
Other, net	19	5	21
Change in operating assets and liabilities:
Accounts receivable, net	(83)	(66)	(105)
Due from related parties	(455)	—	—
Inventories	(29)	(19)	5
Accounts payable and accrued liabilities	41	191	(4)
Due to related parties	137	—	—
Blackstone funding arrangement	157	—	—
Other operating assets and liabilities	66	16	30
Net cash (used in) provided by operating activities	(197)	140	41
Investing Activities:
Additions to property, plant, and equipment	(223)	(193)	(148)
Purchases of investments	—	—	(5)
Sales and maturities of investments	—	—	11
Other investing activities, net	(10)	—	(14)
Net cash used in investing activities	(233)	(193)	(157)
Financing Activities:
Issuance of common stock from IPO	538	—	—
Net transfers (to) from Parent	407	12	112
Distribution to Parent in connection with IPO	(229)	—	—
Other financing activities, net	—	(2)	—
Net cash provided by financing activities	716	10	112
Effect of exchange rate changes on cash and cash equivalents	1	—	—
Net change in cash and cash equivalents	287	(43)	(4)
Cash and cash equivalents at beginning of period	11	54	58
Cash and cash equivalents at end of period	$298	$11	$54

Supplemental Cash Flow Information
Cash paid for income taxes	$2	$—	$—
Capitalized costs in accounts payable and accrued liabilities	23	21	28
The accompanying notes are an integral part of these consolidated financial statements.

MINIMED GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of the Business and Basis of Presentation
MiniMed Group, Inc. (“MiniMed” or the “Company”) is a medical technology company focused on the development, manufacture, and commercialization of insulin pumps, continuous glucose monitoring (“CGM”) systems, related consumables, smart pens, and digital health solutions for the management of T1D and T2D.
Basis of Presentation
Effective March 9, 2026 (the date of the closing of the Company’s initial public offering, or “IPO”), the Company’s financial statements are presented on a consolidated basis. The audited financial statements for all periods presented, including the historical results of the Company prior to March 9, 2026, are now referred to as the “consolidated financial statements.”
Prior to March 9, 2026, the Company operated as the diabetes business of Medtronic plc (“Medtronic” or the “Parent”) and did not exist as a separate, stand‑alone legal entity. The accompanying consolidated financial statements present the historical financial position, results of operations, and cash flows of the diabetes business for periods prior to March 9, 2026, as historically managed within Medtronic (the “Diabetes Business” or the “Company”), prepared on a carve‑out basis in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).
The consolidated financial statements have been prepared in U.S. dollars and should be read in conjunction with the Company’s audited combined financial statements and related notes for the fiscal year ended April 25, 2025, contained in the Company’s final prospectus filed on March 6, 2026 with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, relating to the Registration Statement on Form S-1 (the “IPO Prospectus”). Figures within the consolidated financial statements are rounded, and certain totals may not sum precisely.
All revenues, costs, assets, and liabilities that are either legally attributable to or directly associated with the Company’s business activities are included in the consolidated financial statements herein. Prior to the closing of the Company’s IPO, the Company functioned together with other businesses controlled by Medtronic. Accordingly, the Company relied on Medtronic's corporate and other support functions for its business and certain corporate and shared expenses have been allocated, including, but not limited to, finance and accounting, legal, information technology, human resources, facilities, warehousing, distribution, logistics, marketing, insurance, employee benefits and incentives, restructuring and associated costs, and stock-based compensation. However, the allocations may not reflect the expenses the Company would have incurred if the Company had been a standalone company for the periods presented. Total costs allocated to the Company prior to the IPO were $298 million and $344 million for the fiscal years ended April 24, 2026 and April 25, 2025, respectively, and are included in the consolidated statements of operations. All such amounts have been deemed to have been incurred and settled by the Company in the period in which the costs were recorded and are included in Net investment from Parent. All of these expenses have been allocated on a basis considered reasonable by management, using either specific identification when identifiable, or proportional allocations determined on the basis of revenue, usage, headcount, or other measures. Management considers the basis on which these expenses have been allocated to be a reasonable reflection of the utilization of such services by the Company.
The consolidated financial statements also include certain assets and liabilities that were historically recorded at the Medtronic corporate level but are specifically identifiable or otherwise attributable to the Company. Cash and cash equivalents legally owned and held by the Company are reflected in the consolidated balance sheets. Medtronic uses a centralized approach to cash management and financing of its operations and Medtronic funds the Company’s operating and investing activities as needed. The Company historically participated in related cash pooling arrangements to maximize the availability of cash for general operating and investing purposes. Under these cash pooling arrangements, cash balances were remitted regularly from the Company’s accounts. Prior to the IPO, substantially all of the Company’s cash was managed through Medtronic’s centralized treasury and cash pooling arrangements, and as a result, historical cash and cash equivalents presented may not be indicative of the Company’s standalone cash balances. Third-party debt and related interest expense of Medtronic were not attributed to the Company for the periods presented as the Company was not the sole legal obligor of such debt and Medtronic’s borrowings were not directly attributable to the Company, nor secured solely by the Company’s assets or guaranteed by the Company.

Net investment from Parent represents Medtronic’s interest in the Company’s net assets. As a direct ownership relationship does not exist between the various entities of the Company, Net investment from Parent is shown in the consolidated balance sheets herein. All significant transactions between Medtronic and the Company have been included in the consolidated financial statements. All intercompany transactions and balances prior to the Company’s IPO and separation from Medtronic (the “Separation”) have been eliminated. The Company continued to be funded through Medtronic’s cash management strategy through the IPO date the Separation (see Note 14. “Related Party Transactions” for more information). Transactions between Medtronic and the Company for periods prior to the Company’s IPO are deemed to have been settled immediately through Medtronic's net investment. The net effect of the settlement of related party transactions is reflected as “Net transfers from Parent,” a financing activity in the consolidated statements of cash flows and “Net investment from Parent” in the consolidated balance sheets.
Initial Public Offering
On March 6, 2026, the Company launched its IPO through the sale of 28,000,000 shares of common stock, par value $0.01 per share, at an initial public offering price of $20.00 per share. The IPO closed on March 9, 2026. The Company’s common stock is listed on the Nasdaq Stock Market LLC under the symbol “MMED.”
Note 2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used when accounting for items such as income taxes, contingencies, goodwill and intangible assets, equity investments, rebates, and liability valuations. Actual results may or may not differ from those estimates.
Fiscal Year-End
The Company utilizes a 52/53-week fiscal year, ending the last Friday in April, for the presentation of its consolidated financial statements and related notes thereto at April 24, 2026 and April 25, 2025, and for each of the fiscal years ended April 24, 2026 (fiscal year 2026), April 25, 2025 (fiscal year 2025) and April 26, 2024 (fiscal year 2024).
Cash Equivalents
The Company considers highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value.
Investments
The Company invests in marketable equity securities, including investments that do not have readily determinable fair values and investments accounted for under the equity method. Certain of the Company’s investments in marketable equity securities are long-term, strategic investments in companies that are in various stages of development and are included in other assets on the consolidated balance sheets. Equity investments that do not have readily determinable fair values are measured using the measurement alternative at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Equity securities accounted for under the equity method are initially recorded at the amount of the Company’s investment and are adjusted each period for the Company’s share of the investee’s income or loss and dividends paid. Securities accounted for under the equity method are reviewed quarterly for changes in circumstance or the occurrence of events that suggest other than temporary impairment has occurred.

Accounts Receivable and Allowance for Credit Losses
The Company grants credit to customers in the normal course of business and maintains an allowance for credit losses. When evaluating allowance for credit losses, the Company considers various factors, including historical experience and customer-specific information. Uncollectible accounts are written off against the allowance when it is deemed that a customer account is uncollectible. The Company estimates expected credit losses on a pool basis when similar risk characteristics are present. Portfolio segments are determined based on geography and type of customer. Type of customer includes Direct Consumers, Distributors, and National Healthcare Systems. Customer type is further disaggregated by country or region for determining portfolio segments. For each of the portfolio segments, credit losses are estimated based on a historical loss methodology, adjusted for current conditions and supportable forecast. The risk of loss for the Distributor and National Healthcare System receivables is low based on the Company’s historical experience. The risk of loss for Direct Consumer receivables is higher, as these are reliant on direct consumers having the ability to pay, and on the acceptance and payment from third-party payors.
The following table provides a reconciliation of the changes in the allowance for credit losses for fiscal years 2026, 2025 and 2024:

	Fiscal Year
(in millions)	2026	2025	2024
Beginning balance	$46	$40	$41
Provision charged to expense	28	21	22
Deductions	(48)	(15)	(23)
Ending balance	$26	$46	$40
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company maintains deposit accounts in federally insured financial institutions in excess of federally insured limits. The Company also maintains investments in money market funds that are not federally insured. Additionally, the Company has established guidelines regarding investment instruments and their maturities, which are designed to maintain preservation of principal and liquidity.
No single customer represented over 10% of the Company’s total net sales or accounts receivable, net for fiscal years 2026, 2025 and 2024.
Inventories
Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The Company reduces the carrying value of inventories for items that are potentially excess, obsolete, or slow-moving based on changes in customer demand, technology developments, or other economic factors.
Property, Plant, and Equipment
Property, plant, and equipment is stated at cost and depreciated over the useful lives of the assets using the straight-line method. Additions and improvements that extend the lives of the assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. The Company assesses property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. The cost of interest that is incurred in connection with significant ongoing construction projects is capitalized using a weighted average interest rate. These costs are included in property, plant, and equipment and amortized over the useful life of the related asset. Upon retirement or disposal of property, plant, and equipment, the costs and related amounts of accumulated depreciation or amortization are eliminated from the asset and accumulated depreciation accounts. The difference, if any, between the net asset value and the proceeds, is recognized in earnings.

Goodwill and Intangible Assets
Goodwill attributed to the Company represents the historical goodwill balances in the Parent's Diabetes business arising from acquisitions specific to the Company. Goodwill is the excess of the purchase price over the estimated fair value of identified net assets of acquired businesses. The Company assesses goodwill for impairment annually in the third quarter of the fiscal year and whenever an event occurs, or circumstances change that would indicate the carrying amount may be impaired. The Company operates as a single segment, which is considered to be the sole reporting unit. Therefore, impairment testing for goodwill is performed at the enterprise level. The Company calculates the excess of the reporting unit's fair value over its carrying amount, including goodwill, utilizing a discounted cash flow analysis and revenue and earnings multiples using comparable public company information. The test for impairment of goodwill requires the Company to make several estimates related to projected future cash flows and appropriate multiples to determine the fair value of the goodwill reporting unit. Significant assumptions used in the reporting unit fair value measurements include forecasted cash flows, including revenue and expense growth rates, discount rate, and revenue and earnings multiples. An impairment loss is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.
Intangible assets include purchased technology, patents, trademarks, tradenames, and customer relationships. Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives typically ranging from 7 to 20 years. Amortization is recognized within cost of products sold and selling, general, and administrative expenses in the consolidated statements of operations. Intangible assets with a definite life are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group, which includes intangible assets, may not be recoverable. When events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable, the Company compares the asset group’s carrying value to its respective undiscounted future cash flows. If the carrying value is not recoverable, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair value. The fair value of the asset group is estimated by utilizing a discounted cash flow analysis.
Lessor Arrangements
In certain geographies, insulin pumps are leased to customers, including on a stand-alone basis or in arrangements that include the pump and ongoing purchase of consumable products, which are accounted for as operating leases. The lease terms are typically up to four years. For arrangements that contain both pumps and consumables, consideration is allocated between the lease and non-lease components based on the relative standalone price. Operating lease revenue is recognized within net sales in the consolidated statements of operations and represented less than 3 percent of the Company’s total net sales for fiscal years 2026, 2025 and 2024. Assets related to operating leases are reported within property, plant, and equipment, net in the consolidated balance sheets.
Self-Insurance
Effective March 1, 2026, upon the Separation, the Company concluded its participation in Medtronic's self-insurance program and implemented a standalone insurance program. The Company maintains commercial insurance coverage for certain risks and retains exposure to losses within specified deductibles and self-insured retentions.
The Company records liabilities for retained risks based on historical claims experience, actuarial analyses, and other relevant assumptions. Given the Company’s limited standalone claims history following the Separation, these liabilities are estimated using a combination of historical claims experience from Medtronic’s legacy program, industry data, exposure-based assumptions, and actuarial analyses. These estimates are subject to inherent uncertainty and may differ from actual results due to claim development, legal outcomes, and changes in economic and market conditions.
Pensions
Prior to the Separation, certain of the Company’s employees participated in defined benefit plans sponsored by Medtronic. During that period, the Company did not recognize assets or liabilities related to the funded status of those plans because MiniMed was not the legal sponsor. Accordingly, for periods prior to the Separation, the accompanying consolidated statements of operations reflect the cost of those plans as if they were multi-employer plans. In connection with the Separation, MiniMed assumed certain non-U.S. defined benefit pension obligations and, for certain plans related plan assets attributable to active MiniMed employees that were legally transferred from Medtronic to MiniMed.
Following the Separation, the Company measures its defined benefit retirement plan obligations using actuarial valuations. The Company recognizes the funded status of its defined benefit pension plans on the consolidated balance sheets and recognizes changes in the funded status arising during the period that are not recognized as components of net periodic benefit cost within other comprehensive income, net of income taxes. The projected benefit obligation represents the actuarial present value of benefits expected to be paid upon our employee’s expected date of separation or retirement. Amounts recognized for the Company’s defined benefit pension plans are based on estimates and assumptions, including among other things, discount rates, pension increase, salary increase, and other actuarial assumptions. See Note 15. “Pension”, for more information.

Fair Value Measurements
The Company follows the authoritative guidance on fair value measurements and disclosures with respect to assets and liabilities that are measured at fair value on both a recurring and non-recurring basis. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability, based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The categorization of financial assets and financial liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels defined as follows:
•Level 1 - Inputs are quoted prices in active markets for identical assets or liabilities.
•Level 2 - Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.
•Level 3 - Inputs are unobservable for the asset or liability.
Revenue Recognition
The Company derives its revenues from the sale of reusable and single-use products which together comprise AID systems and smart multiple daily injection (MDI) systems. In the United States, the Company primarily sells its products directly to patients and indirectly to independent distributors. Outside of the United States, the diabetes market is highly varied, with nuanced differences in sales process and country-specific factors like tenders, vendor rankings for access, and varying levels of government involvement in procurement, fulfillment, and reimbursement. The Company recognizes revenue when control is transferred to the customer. Revenue for insulin pumps, smart insulin pens, CGMs, other consumables, and software is generally recognized at a point in time. Revenue for services, such as patient training and education and care management, is recognized as services are rendered. For products sold through direct sales representatives and independent distributors, control is typically transferred upon shipment or upon delivery, based on the contract terms and legal requirements. Payment terms vary depending on the country of sale, type of customer, and type of product and generally range from 30 days to 180 days.
The Company considers the individual deliverables in its product offerings to be separate performance obligations. If a contract contains more than one performance obligation, the transaction price is allocated to each performance obligation based on relative standalone selling price. Contracts for the sale of certain products may include promises related to ongoing monitoring services that are typically provided throughout the four-year warranty period. As there is no standalone value for these services, the Company estimates the value by applying the expected cost plus margin approach. The services were determined to be both qualitatively and quantitatively immaterial in the context of the contract, and the Company has elected to account for these using the practical expedient under ASC 606 which permits a company make a cost accrual for the costs of providing the services if revenue is recognized before those immaterial services are transferred to the customer. The cost accrual for these services is included in other accrued expenses and other liabilities in the consolidated balance sheets.
Shipping and handling are treated together as a fulfillment activity rather than a promised service, and therefore, is not considered a performance obligation. Taxes assessed by a governmental authority that are both imposed on, and concurrent with, a specific revenue producing transaction and collected by the Company from customers (for example, sales, use, value added, and some excise taxes) are not included in revenue. For contracts that have an original duration of one year or less, the Company uses the practical expedient applicable to such contracts and does not adjust the transaction price for the time value of money.

Generally, the Company offers a 30-day right of return to customers that purchase directly from the Company. Distributors do not have rights of return. The amount of revenue recognized reflects sales rebates and returns and other revenue adjustments, which are estimated based on sales terms, historical experience, expected volumes, and trend analysis. In estimating rebates, the Company considers the lag time between the point of sale and the payment of the rebate claim, the stated rebate rates, and other relevant information. In estimating returns, the Company considers the historical experience, adjusted for any known or expected changes. The Company records adjustments to rebates and returns reserves as increases or decreases of revenue.
The Company records a deferred revenue liability if a customer pays consideration, or the Company has the right to invoice, before the Company transfers a good or service to the customer. Deferred revenue primarily relates to software upgrades for certain products.
Shipping and Handling
Shipping and handling costs incurred to physically move product from the Company's premises to the customer's premises are recognized in selling, general, and administrative expenses in the consolidated statements of operations and were $56 million, $49 million and $50 million in fiscal years 2026, 2025 and 2024, respectively. Other shipping and handling costs incurred to store, move, and prepare products for shipment are recognized in cost of products sold in the consolidated statements of operations.
Warranty
The Company offers warranties on certain product offerings. The majority of the Company's warranty liability relates to the four-year warranty on insulin pumps offered to original users and may replace any pumps that do not function as intended, in accordance with the product specifications within the warranty period. Estimated warranty costs associated with a product are recorded within cost of products sold at the time revenue is recognized. The Company estimates future warranty costs by analyzing historical and anticipated rates of warranty claims and the number and cost of units sold. The Company assesses the adequacy of the warranty reserves on a quarterly basis and adjusts these amounts as necessary.
Research and Development
Research and development costs are expensed when incurred. Research and development costs include costs of research, engineering, and technical activities to develop a new product or service or make significant improvement to an existing product or manufacturing process. Research and development costs also include pre-approval regulatory and clinical trial expenses.
Contingencies
The Company records a liability in the consolidated financial statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable, and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed.
Income Taxes
Prior to the Separation, the Company’s operations were included in the foreign and domestic income tax returns of Medtronic plc and its U.S. and foreign affiliates, as applicable. For periods prior to the Separation, the income tax amounts presented in the consolidated financial statements were prepared on a stand-alone basis in accordance with ASC 740, Income Taxes, using the separate return method. Under this method, the Company calculated current and deferred income taxes as if it had filed separate tax returns in each jurisdiction in which it operated. Current income taxes were determined based on the amount of hypothetical tax payable to, or refundable from, Medtronic as if the Company was a separate taxpayer for the relevant period. Deferred income taxes were recognized for temporary differences and any carryforwards that would have arisen on a hypothetical separate return basis, and the Company assessed the realizability of deferred tax assets and the need for a valuation allowance based on projected separate return results. For periods prior to the Separation, current income tax liabilities, including amounts related to unrecognized tax benefits associated with our operations and included in Medtronic’s income tax returns, were deemed settled through net parent investment in the consolidated balance sheets, with the corresponding activity reflected in net transfers from parent within financing activities in the consolidated statement of cash flows. Following the Separation, liabilities for unrecognized tax benefits for which the Company is responsible are recorded in the consolidated balance sheet based on the relevant facts and circumstances, including the extent to which tax authorities may assert that the Company is the primary obligor for historical tax matters.

Post separation, the Company’s operating footprint, as well as tax return elections and assertions may be different and therefore, the Company’s income taxes, as presented in the consolidated financial statements for periods prior to the Company’s IPO, may not be indicative of the Company’s future income taxes.

Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax balances on the basis of the differences between the financial statement and tax basis of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax balances is recognized in income in the period that includes the enactment date.
The Company recognizes deferred tax assets to the extent it is believed such assets are more likely than not to be realized. In making such a determination, the Company considers all available evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. If it is determined that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized. Post-Separation, liabilities related to unrecognized tax benefits for which the Company is liable are reported within the consolidated balance sheet based upon tax authorities’ ability to assert that the Company may be the primary obligor for historical taxes, among other factors.

Other Operating Expense (Income), Net
Other operating expense (income), net primarily includes restructuring expense, royalty expense, foreign currency hedging gains and losses, currency remeasurement, and expenses and income associated with research and development funded arrangements.
Other Non-Operating Expense, Net
Other non-operating expense, net includes investment gains and losses.
Currency Translation
Assets and liabilities of non-U.S. dollar functional currency entities are translated to U.S. dollars at period-end exchange rates, and the currency impacts arising from the translation of the assets and liabilities are recorded as a cumulative translation adjustment, a component of accumulated other comprehensive income (loss), on the consolidated balance sheets. Elements of the consolidated statements of operations are translated at the average monthly currency exchange rates in effect during the period. Currency transaction gains and losses are included in other operating expense (income), net in the consolidated statements of operations.

Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award, and the portion that is ultimately expected to vest is recognized as compensation expense over the requisite service period on a straight-line basis. The Company’s stock-based compensation expense is based on stock option awards, restricted stock unit awards, performance share unit awards, and employee stock purchase plan expenses. The Company estimates the fair value of stock options issued under the 2026 MiniMed Group, Inc. Long Term Incentive Plan (the “MiniMed LTIP”), and employee purchase rights under the MiniMed Group, Inc. 2026 Employee Stock Purchase Plan (“ESPP”) using the Black-Scholes option pricing model on the date of grant. The Black-Scholes option pricing model requires the use of assumptions about a number of variables, including stock price volatility, expected term, dividend yield and risk-free interest rate (refer to Note 9. “Stock-based Compensation”). The fair value of restricted stock unit (RSU) awards issued under the Company’s stock incentive plans that vest solely based on service, is estimated based on the fair market value of the underlying stock on the date of grant. Performance share unit awards (PSU) vest based upon predefined company performance metrics and the awardee’s continuing service through the measurement date. The fair value of these awards is generally estimated based on the fair market value of the underlying stock on the date of grant. These awards vest upon the Company’s actual performance relative to predefined performance metrics and subject to the awardee’s continuous service through the respective measurement dates as defined in the award agreements. At each reporting period, the Company reassesses the probability of the achievement of such performance metrics. For certain PSUs with market-based criteria, the Company uses a Monte Carlo methodology to estimate the fair value at the date of grant. Any expense change resulting from an adjustment in the estimated shares to ultimately vest is recorded in the period of adjustment. With respect to RSU awards with a market condition, the Company recognizes compensation expense ratably over the requisite service period under an award based on the fair market value of the award at the time of grant, regardless of whether the market condition is satisfied. Previously recognized compensation cost would be reversed only if the employee terminated employment before completing the requisite service period. The Company’s consolidated statements of operations also include allocations of stock-based compensation expense from Medtronic for periods presented prior to the Company’s IPO.
Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares that were outstanding for the period, without consideration for common share equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of dilutive common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common share equivalents are comprised of potential ESPP shares, unvested RSUs and PSUs, and restricted stock awards, and stock options outstanding under our stock-based compensation plans. Adjustments to the denominator are required to reflect the related dilutive shares. For all periods presented, there was no difference in the number of shares used to calculate basic and diluted shares outstanding as the Company incurred a net loss, and all potentially dilutive securities were anti-dilutive.
Immediately prior to the IPO, on March 5, 2026, the Company’s outstanding common stock was converted from 100 shares of common stock to 252,813,348 shares of common stock. On March 6, 2026, the Company launched its IPO through the sale of 28,000,000 shares of common stock, For the purposes of the Company’s earnings per share calculations, the converted shares are being retrospectively reflected for all periods presented.
The following table sets forth potentially dilutive securities that were excluded from the diluted loss per share calculation because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the periods. There were no equity awards and no dilutive equity instruments of the Company outstanding prior to the IPO.

Fiscal Year
(in thousands of common stock equivalent shares)	2026
Options	—
RSUs	573
PSUs	21
ESPP	4
Total	598

Recently Adopted Accounting Standards
Income Taxes
In December 2023, the FASB issued Accounting Standards Update (ASU) 2023-09, Improvements to Income Tax Disclosures (Topic 740), which requires incremental annual disclosures on income taxes, including rate reconciliations, income taxes paid, and other disclosures. The Company adopted this guidance prospectively beginning in the fourth quarter of fiscal year 2026 for the annual report. The adoption of this guidance did not have a material impact to the Company’s consolidated financial statements but did require additional disclosures. Refer to Note 8. “Income Taxes”, for additional information.
Accounting Pronouncements Issued and Not Yet Adopted
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Topic 220-40), which requires tabular disclosures disaggregating certain costs and expenses within relevant income statement captions. The Company will adopt this guidance beginning in the fourth quarter of fiscal year 2028 for its annual reports and for interim periods starting in fiscal year 2029. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.
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
The table below includes net sales by geography for the fiscal years ended April 24, 2026, April 25, 2025, and April 26, 2024:

	Fiscal Year
(in millions)	2026	2025	2024
U.S.(1)	$917	$903	$833
International(2)	2,185	1,812	1,636
Total	$3,102	$2,715	$2,469
(1)U.S. includes the United States and U.S. territories.
(2)International includes all other non-U.S. countries.

The table below includes net sales by product category for the fiscal years ended April 24, 2026, April 25, 2025, and April 26, 2024:

	Fiscal Year
(in millions)	2026	2025	2024
Pumps	$546	$541	$540
Consumables	956	854	777
CGM	1,553	1,313	1,117
Other (1)	46	6	34
Total	$3,102	$2,715	$2,469
(1) Primarily includes revenue generated from the sale of smart insulin pens and services. Amounts in this line also reflect adjustments to the Company's Italian payback accruals resulting from two rulings in 2024 by the Constitutional Court of Italy and the Legislative Decree published by the Italian government on June 30, 2025 for certain prior years since 2015. Refer to Note 12. “Commitments and Contingencies,” for more information.
At April 24, 2026, $45 million of rebates and other adjustments were classified as accrued rebates and $2 million of rebates and other adjustments were classified as other liabilities in the consolidated balance sheets. At April 25, 2025, $51 million of rebates and other adjustments were classified as accrued rebates and $38 million of rebates and other adjustments were classified as other liabilities in the consolidated balance sheets. There was $6 million and $5 million of return reserves classified as other accrued expenses in the consolidated balance sheets at April 24, 2026 and April 25, 2025, respectively.
During the fiscal year ended April 25, 2025, the Company recognized $20 million of incremental Italian payback accruals resulting from the July 22, 2024 rulings by the Constitutional Court of Italy relating to certain prior years since 2015. During the fiscal year ended April 24, 2026, the Company decreased its accrual for the Italian payback by $7 million resulting from the June 30, 2025 legislative decree published by the Italian government and formalized into law in August 2025 confirming a reduction of the amounts due for years 2015 to 2018. The changes in estimates related to the Italian payback accruals were recognized as adjustments to net sales in the consolidated statements of operations. Refer to Note 12. “Commitments and Contingencies,” for additional information. Other adjustments to variable consideration during the fiscal years ended April 24, 2026 and April 25, 2025 were not material.
Deferred Revenue and Remaining Performance Obligations
Deferred revenue at April 24, 2026 and April 25, 2025 was $19 million and $15 million, respectively. At April 24, 2026 and April 25, 2025, $15 million and $11 million was included in other accrued expenses, respectively, and $4 million and $3 million was included in other liabilities, respectively in the consolidated balance sheets. During the fiscal year ended April 24, 2026, the Company recognized $10 million of revenue that was included in deferred revenue as of April 25, 2025. During the fiscal year ended April 25, 2025, the Company recognized $13 million of revenue that was included in deferred revenue as of April 26, 2024.

Remaining performance obligations include goods and services that have not yet been delivered or provided under existing, noncancellable contracts with minimum purchase commitments. At April 24, 2026, the estimated revenue expected to be recognized in future periods related to unsatisfied performance obligations for executed contracts with an original duration of one year or more was approximately $39 million. The Company expects to recognize revenue on the majority of these remaining performance obligations over the next three years.
Note 4. Restructuring
Total restructuring, associated, and other costs for the fiscal years ended April 24, 2026, April 25, 2025, April 26, 2024 were $142 million, $25 million and $29 million, respectively.
Contract Termination Activity
In December 2025, management approved and committed to a plan to terminate a third-party manufacturing agreement. In conjunction with this plan, the Company recorded pre-tax charges of $118 million during the fiscal year ended April 24, 2026, including $84 million recognized within cost of products sold related to asset write-offs and $34 million recognized within other operating expense (income), net related to contract termination costs in the consolidated statements of operations. As of April 24, 2026, $24 million and $10 million were recorded within other accrued expenses and other liabilities, respectively, in the consolidated balance sheet. There were no comparable liabilities recorded in the consolidated balance sheets as of April 25, 2025.
Other Restructuring Activities
The Company also incurred restructuring charges during the fiscal years ended April 24, 2026 and April 25, 2025 for individually immaterial restructuring activities. The restructuring, associated, and other costs for these activities primarily related to employee termination benefits provided to employees who have been involuntarily terminated, facility related and asset write-offs.
The following table presents the classification of these restructuring, associated, and other costs in the consolidated statements of operations for the direct restructuring activities for the fiscal years ended April 24, 2026, April 25, 2025, April 26, 2024:

	Fiscal Year
(in millions)	2026	2025	2024
Cost of products sold	$6	$—	$1
Selling, general, and administrative expenses	—	—	6
Other operating expense (income), net	13	13	8
Total	$19	$13	$15
Allocations of corporate restructuring activities for the fiscal years ended April 24, 2026, April 25, 2025, and April 26, 2024 are included within Note 14. “Related Party Transactions.” As of April 24, 2026 and April 25, 2025, the restructuring liabilities recognized in the consolidated balance sheets were not material.

Note 5. Composition of Certain Financial Statement Items
Inventories
Inventories consisted of the following at April 24, 2026 and April 25, 2025:

(in millions)	April 24, 2026	April 25, 2025
Raw materials	$128	$87
Work in process	34	38
Finished goods	179	185
Total	$341	$311

Property, Plant and Equipment
The following are the components of property, plant and equipment:

(in millions)	April 24, 2026	April 25, 2025
Computer software	$532	$447
Equipment	480	395
Land and land improvements	7	7
Building and leasehold improvements	232	233
Construction in progress	241	286
Property, plant and equipment, at cost	1,492	1,369
Less: Accumulated Depreciation	(781)	(663)
Property, plant and equipment, net (1)	$711	$706

(1) Property, plant and equipment, net in the United States was $673 million and $662 million as of April 24, 2026 and April 25, 2025, respectively.
Depreciation expense of $130 million, $114 million, and $96 million was recognized in fiscal years 2026, 2025 and 2024, respectively.
Goodwill
As of April 24, 2026 and April 25, 2025, the carrying amount of goodwill was $2.3 billion in each period. The Company did not engage in any business combinations or other transactions that would affect the carrying amount of goodwill. The Company did not recognize any goodwill impairment charges during the fiscal years ended April 24, 2026, April 25, 2025, and April 26, 2024.
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of intangible assets:

(in millions)	April 24, 2026		April 25, 2025
Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Purchased technology and patents	$245	$(147)	$246	$(125)
Customer-related	70	(63)	68	(60)
Trademarks, tradenames and other	5	(3)	5	(3)
Total	$321	$(214)	$320	$(188)
The Company did not recognize any definite-lived intangible asset impairment charges during the fiscal years ended April 24, 2026, April 25, 2025, and April 26, 2024.
Amortization Expense
The following table presents the intangible asset amortization expense classification for the fiscal years ended April 24, 2026, April 25, 2025, and April 26, 2024:

	Fiscal Year
(in millions)	2026	2025	2024
Cost of products sold	$23	$24	$24
Selling, general, and administrative expense	3	5	9
Total amortization expense	$26	$29	$33

Estimated aggregate amortization expense by fiscal year based on the current carrying value and remaining estimated useful lives of definite-lived intangible assets at April 24, 2026 are as follows:

(in millions)	Amortization Expense
2027	26
2028	25
2029	22
2030	19
2031	9
Other Accrued Expenses
Other accrued expenses included in the consolidated balance sheets were as follows:

(in millions)	April 24, 2026	April 25, 2025
Contract termination accrual	$24	$—
Accrued income taxes	38	—
Accrued litigation charges	24	165
Accrued warranties	17	15
Deferred income	15	11
Ancillary services cost accrual	—	11
Operating lease obligations	8	11
Right of return	6	5
Other accrued expenses(1)	61	53
Total	$194	$271
(1) Other accrued expenses includes general accrued expenses as well as accruals related to restructuring, product remediation, clinical trials, and consultant fees.
Product Warranties
The following table provides a reconciliation of the changes in product warranty liabilities for the fiscal years ended April 24, 2026, April 25, 2025, and April 26, 2024:

	Fiscal Year
(in millions)	2026	2025	2024
Balance at the beginning of the period	$57	$65	$62
Provisions for warranties issued during the period	46	37	22
Settlements made during the period	(46)	(41)	(26)
Adjustment of prior estimates	6	(3)	6
Balance at end of the period	$63	$57	$65
As of April 24, 2026 and April 25, 2025, total product warranty reserves were included in the following consolidated balance sheet accounts:

(in millions)	April 24, 2026	April 25, 2025
Other accrued expenses	$17	$15
Other liabilities	47	42
Total warranty reserves	$63	$57

Note 6. Financial Instruments
The Company holds equity investments without readily determinable fair values and investments accounted for under the equity method. Equity investments that do not have readily determinable fair values are included within Level 3 of the fair value hierarchy, as they are measured using the measurement alternative at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.
The following table summarizes the Company's equity and other investments at April 24, 2026 and April 25, 2025, which are classified as other assets in the consolidated balance sheets:

(in millions)	April 24, 2026	April 25, 2025
Investments without readily determinable fair values	$73	$73
Equity method investments	2	2
Total equity investments	$75	$75
The table below includes activities related to the Company’s portfolio of equity and other investments:

	Fiscal Year
(in millions)	2026	2025	2024
Proceeds from sales	$—	$—	$11
Impairment losses recognized	$1	$1	$1

Note 7. Debt
Supplier Financing Arrangements
The Company participates in a supplier financing program that provides participating suppliers the ability to finance payment obligations from the Company with third-party financial institutions in order to receive earlier payment. The Company’s standard payment term is 90 days. The Company’s outstanding payables to its suppliers, including amounts due and payment terms, are not affected by a supplier’s participation in the program. At April 24, 2026 and April 25, 2025, the Company had $15 million and $25 million, respectively, of outstanding payables associated with the supplier financing program recorded in Accounts payable in the consolidated balance sheets. The historical financial statements previously reported by the Company covering periods prior to the Separation included the supplier financing arrangements of $9 million as of April 25, 2025 which did not convey to the Company following the Separation.
The following table presents a roll-forward of outstanding payables confirmed as valid associated with the program during fiscal year 2026:

Fiscal Year
(in millions)	2026
Beginning Balance	$25
Adjustments for non-conveying balances at Separation	(9)
Invoices confirmed during the year	73
Confirmed invoices paid during the year	(74)
Ending Balance	$15
Revolving Credit Facility
On January 15, 2026, the Company entered into a credit agreement that provides for a five‑year senior secured revolving credit facility (the “Revolving Credit Facility”) with an aggregate principal amount of up to $500 million, with Citibank, N.A. serving as administrative agent for a syndicate of lenders. Subject to the conditions to borrowings contained therein, the commitments under the Revolving Credit Facility became available upon the completion of the Company’s IPO on March 9, 2026.

In connection with entering into the Revolving Credit Facility, the Company incurred approximately $2.5 million of debt issuance costs. These costs are capitalized within other assets and are being amortized to interest expense over the five‑year contractual term of the Revolving Credit Facility.
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
As of April 24, 2026, there were no borrowings outstanding under the Revolving Credit Facility, and the Company was in compliance with all applicable covenants.

Note 8. Incomes Taxes
The income tax provision is based on income before income taxes reported for financial statement purposes. Prior to the Separation, income taxes have been calculated using a separate return method. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if the Company were a separate taxpayer and a standalone entity.
For all periods prior to the Separation, the Company was part of Medtronic’s consolidated U.S. federal income tax return, as well as Medtronic’s separate and combined income tax returns in numerous state and international jurisdictions. The Company’s current tax liabilities computed under the separate return method are considered to be effectively settled in the Consolidated Financial Statements at the time the transaction is recorded, with the offset recorded against Net Parent investment from Medtronic.
The components of income/(loss) before income taxes, based on tax jurisdiction, are as follows:

	Fiscal Year
(in millions)	2026	2025	2024
U.S.	$(381)	$(281)	$(176)
International	192	134	106
Loss before income taxes	$(189)	$(147)	$(70)

The income tax provision consists of the following:

	Fiscal Year
(in millions)	2026	2025	2024
Current tax expense:
Federal	$23	$24	$11
State	2	2	2
International	153	28	21
Total current tax expense	178	54	34
Deferred tax expense (benefit):
Federal	2	—	—
State	—	—	—
International	(52)	(2)	3
Net deferred tax expense (benefit)	(50)	(2)	3
Income tax provision	$128	$52	$38
Tax assets (liabilities), shown before jurisdictional netting of deferred tax assets (liabilities), are comprised of the following:

(in millions)	April 24, 2026	April 25, 2025
Deferred tax assets:
Net operating loss, capital loss, and credit carryforwards	$30	$112
Capitalization of research and development	93	280
Other accrued liabilities	48	8
Legal settlement	5	37
Accrued compensation	19	14
Stock-based compensation	3	11
Lease obligations	7	12
Intangible assets	72	3
Accumulated depreciation	—	5
Inventory	5	1
Other	1	6
Gross deferred tax assets	283	489
Valuation allowance	(214)	(462)
Total deferred tax assets	69	27
Deferred tax liabilities:
Right of use leases	(7)	(12)
Other	(8)	—
Total deferred tax liabilities	(15)	(12)
Total deferred tax liabilities	(15)	(12)
Tax assets, net	$54	$15
Reported as (after valuation allowance and jurisdictional netting):
Tax assets	61	19
Other liabilities	(7)	(4)
Tax assets, net	$54	$15

No deferred taxes have been provided for undistributed earnings of the Company's foreign subsidiaries as of April 24, 2026, as these earnings have been and under current plans continue to be permanently reinvested in the subsidiaries. A determination of the amount of the unrecognized deferred tax liability related to these undistributed earnings is not practicable due to the complexity and variety of assumptions necessary based on the manner in which the undistributed earnings would be repatriated.
At April 24, 2026, the Company had less than $1 million of tax effected U.S. federal net operating loss carryforwards, all of which have no expiration. For U.S. state purposes, the Company had $5 million of tax effected net operating loss carryforwards at April 25, 2025, which will expire during fiscal years 2034 through 2040.
At April 24, 2026, the Company also had $24 million of tax credits available to reduce future income taxes payable, of which $22 million have no expiration. The remaining credits will expire during fiscal years 2029 through 2040.
The Company has established valuation allowances primarily related to the uncertainty of the utilization of certain deferred tax assets in the U.S. federal and State jurisdictions, as well as certain tax loss carryforwards in various jurisdictions outside of the U.S. A rollforward of the Company's valuation allowances are as follows:

(in millions)	April 24, 2026	April 25, 2025	April 26, 2024
Valuation allowances, beginning of period	$462	$360	$273
Charges to tax expense	(429)	102	90
Charges to other accounts	180	—	(3)
Valuation allowances, end of period	$214	$462	$360
The increase in the valuation allowance in 2025 and 2024 was primarily due to an increase in the U.S. federal and State deferred tax assets. The decrease in the valuation allowance in 2026 primarily relates to the settlement of deferred tax assets for net operating losses and tax credit carryforwards through Net Parent investment. Pre-Separation, these net operating losses and tax credit carryforwards were included for purposes of the historical periods, and presented on a “carve-out” basis as they were available to be utilized by Medtronic. Post-Separation, these net operating losses and tax credit carryforwards are not available for future utilization by the Company and were settled through Net Parent investment immediately prior to the Separation. The remaining valuation allowance balance in 2026 increased from 2025 as a result of an increase in U.S. federal and State deferred tax assets.
The following table reconciles cash paid for income taxes for the year ended April 24, 2026:

(in millions)	April 24, 2026
Federal	$—
State	1
Foreign	1
Total Cash Paid for Income Taxes	$2

Following the Company’s adoption and prospective application of ASU 2023-09, the income tax expense (benefit) differs from the amount computed by applying the U.S. federal statutory rate of 21.0% to income before income taxes for the fiscal year ended April 24, 2026 as follows:

	Fiscal Year
(in millions, except percentages)	2026
U.S. federal statutory tax rate	$(40)	21.0%
Increase (decrease) in tax rate resulting from:
State and Local Income Taxes(1)	$2	(1.0)%
Effects of Cross-Border Tax Laws
Foreign Derived Intangible Income	$(6)	3.2%
Tax Credits
R&D Credit	$(20)	10.8%
Foreign Tax Credit	$(45)	23.6%
Changes in Valuation Allowance	$174	(92.0)%
Nontaxable or Nondeductible Items
Other	$2	(1.0)%
Other Adjustments	$1	(0.3)%
Foreign Tax Effects
Argentina
Changes in Valuation Allowance	$3	(1.6)%
Other	$(2)	1.2%
France
Intercompany Restructuring related to Separation(2)	$9	(5.0)%
Other	$1	(0.4)%
Germany	$2	(1.1)%
Ireland
Pillar Two	$3	(1.8)%
Other	$—	(0.2)%
Netherlands	$2	(1.3)%
Puerto Rico
Statutory Tax Rate Differential	$16	(8.3)%
Tax Holiday	$(26)	14.0%
Withholding Tax	$45	(23.6)%
Other	$1	(0.5)%
Other Foreign Jurisdictions	$5	(2.9)%
Changes in Unrecognized Tax Benefits	$1	(0.5)%
Effective Tax Rate	$128	(67.7)%
(1)State taxes in New York, Illinois, New Jersey, Minnesota, and Wisconsin made up the majority of the tax effect in this category
(2)Intercompany restructuring in connection with the Separation resulted in a net $16 million of tax expense, of which $9 million relates to France

Prior to the Company’s adoption of ASU 2023-09, income tax expense (benefit) differs from the amount computed by applying the U.S. federal statutory rate of 21.0% to income before income taxes for the fiscal year ended April 25, 2025 and April 26, 2024 as follows:

	Fiscal Year
(in millions)	2025	2024
U.S. federal statutory tax rate	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
U.S. state taxes, net of federal tax benefit	(0.8)	(2.5)
Research and development credit	13.7	29.3
International	4.4	6.7
Foreign derived intangible income	0.3	6.9
Valuation allowance adjustment	(68.6)	(114.0)
Stock-based compensation	(1.2)	(2.8)
U.S. tax on foreign earnings	0.1	5.2
Other, net	(3.4)	(1.7)
Changes in unrecognized tax benefits	(0.9)	(2.3)
Effective tax rate	(35.4)%	(54.2)%
The Company’s operations in Puerto Rico benefit from a tax holiday which, as compared to the local statutory rate, favorably impacted earnings by $26 million, $13 million, and $15 million in fiscal years 2026, 2025, and 2024, respectively, and diluted earnings per share by $0.10, $0.05, and $0.06, in fiscal years 2026, 2025, and 2024, respectively. The tax holiday is conditional upon the Company meeting certain thresholds required under statutory law and, unless extended, is set to expire after fiscal year 2027.

On July 4, 2025, the U.S. Government enacted The One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for the Company beginning fiscal year 2026 and the impact for the fiscal year ended April 24, 2026 was not material.

The Organization for Economic Co-operation and Development (OECD) published Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15% in each jurisdiction in which the group operates. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two Global Minimum Tax. A number of countries, including Ireland, have enacted legislation to implement the core elements of Pillar Two, which were effective for the Company in fiscal year 2025. The Company recorded approximately $3 million of Pillar Two tax expense for the fiscal year ended April 24, 2026.

The Company recognizes the amount of income tax benefit that has a greater than 50% likelihood of being ultimately realized upon settlement. Changes in unrecognized tax benefits impacting the provision for income taxes of the Company have been reflected in the consolidated statements of operations. Interest and penalties are also recognized in income tax provision in the consolidated statements of operations. For uncertain tax positions that the Company expects to be legally liable for, unrecognized tax benefits inclusive of interest and penalties have been recorded to non-current liabilities on the consolidated balance sheets for the period ending April 24, 2026. In addition a receivable was recorded to represent the amount of the pre-Separation liability that would be reimbursed under the Tax Matters Agreement. A roll-forward of total unrecognized tax benefits attributable to the operations of the Company is as follows:

	Fiscal Year
(in millions)	2026	2025	2024
Gross unrecognized tax benefits at beginning of fiscal year	$—	$—	$—
Gross increases:
Current year tax positions	1	1	1
Gross decreases:
Prior year tax positions	—	—	—
Gross unrecognized tax benefits at end of fiscal year	1	1	1
Settled with Parent	(1)	(1)	(1)
Gross unrecognized tax benefits	$—	$—	$—
If all of the Company’s unrecognized tax benefits at April 24, 2026, April 25, 2025, and April 26, 2024 were recognized, $8 million, $13 million and $12 million would impact the Company’s effective tax rate, respectively. Although the Company believes that it has adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on the Company’s effective tax rate in future periods.

The Company recognizes interest and penalties related to income tax matters in income tax provision in the consolidated statements of operations. During fiscal years 2026, 2025 and 2024, the Company had accrued gross interest and penalties of $1 million, $3 million and $3 million, respectively, which were recorded to Net Investment from Parent. During fiscal years 2026, 2025 and 2024, the Company recognized a decrease to gross interest expense of $2 million, increase to gross interest expense of less than $1 million and an increase to gross interest expense of $1 million, respectively, in income tax provision in the consolidated statements of operations.

The Company reserves for uncertain tax positions related to unresolved matters with the IRS and other taxing authorities. These reserves are subject to a high degree of estimation and management judgment. Resolution of these unresolved matters, or positions taken by the IRS or other tax authorities during future tax audits, could have an impact on the Company’s financial results in future periods. The Company continues to believe that its reserves for uncertain tax positions are appropriate and that it has meritorious defenses for its tax filings and will vigorously defend them during the audit process, appellate process, and through litigation in courts.
Prior to the Separation, the Company was part of Medtronic’s consolidated U.S. federal income tax return, as well as separate and combined Medtronic income tax returns in numerous state and foreign jurisdictions. In connection with the Separation, we entered into a Tax Matters Agreement with Medtronic allocating responsibility and providing for the payment of tax liabilities and entitlement to refunds, cooperation in the filing of tax returns, and providing for certain other matters relating to taxes, including indemnities, and preservation of the intended tax treatment. Medtronic is under examination by numerous tax authorities in various jurisdictions globally.
The major jurisdictions in which the Company operated which are subject to examination are as follows:

Jurisdiction	Earliest Open Year
United States - federal and state	2017

Note 9. Stock-based Compensation
Medtronic Plans and Conversion of Medtronic Awards
Prior to the Separation, Medtronic granted stock awards under the 2021 Medtronic plc Long Term Incentive Plan (“Medtronic 2021 Plan”). The Medtronic 2021 Plan provides for the grant of stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), other stock-based awards, and cash awards to employees and directors, including the Company’s personnel. Stock-based compensation granted pursuant to the Medtronic 2021 Plan was denominated in shares of Medtronic’s common stock. As such, all awards granted prior to the Company’s completion of its IPO on March 9, 2026, (the “Conversion Date”) were issued under the Medtronic 2021 Plan.

In connection with the Separation, on the Conversion Date, Medtronic outstanding RSUs and certain PSUs held by MiniMed employees were converted to MiniMed RSUs under the 2026 MiniMed Long-Term Incentive Plan. The awards were converted using the conversion ratio that was determined in accordance with the Employee Matters Agreement (as defined in Note 14. “Related Party Transactions”). The conversion ratio was based on the average closing prices of the Medtronic common stock for the last three trading days prior to the Separation and the Company’s common stock for the first three trading days following the Separation. Additionally, as part of the conversion, one of the Medtronic PSU awards was deemed satisfied at the target level, and one was deemed satisfied at the latest forecasted achievement level. All other vesting terms and conditions were not affected by the conversion. This change in the awards was considered to be a modification for accounting purposes. The incremental compensation cost recognized by the Company as a result of these modifications was not material. The roll-forward of restricted stock activity within the Restricted Stock Units section below reflects the amounts converted to MiniMed restricted stock units upon IPO.
Stock options and certain performance share units granted under the Medtronic plan and held by MiniMed employees remain structured to settle in Medtronic stock.
MiniMed Group, Inc. 2026 Long Term Incentive Plan

In connection with the Separation, on the Conversion Date, the Company implemented the MiniMed Group, Inc. 2026 Long Term Incentive Plan (the “MiniMed LTIP”) providing for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, RSUs, PSUs, other stock-based awards, and cash-settled RSUs to eligible employees, non-employee directors, independent contractors, and consultants of the Company and its subsidiaries and affiliated entities. Stock-based compensation granted pursuant to the MiniMed LTIP is denominated in shares of the Company’s common stock. The MiniMed LTIP was approved by Medtronic, as sole shareholder of the Company, prior to the Company’s IPO and became effective in March 2026. The maximum aggregate number of shares of common stock that was approved for issuance under the MiniMed LTIP was the sum of (i) 33,697,602 shares and (ii) any shares relating to the MiniMed LTIP which become available for grants under the plan following the effective date pursuant to provisions of the plan. A total of 4.0 million shares underlying awards converted from Medtronic awards to MiniMed awards (as described in the section above), do not reduce the maximum aggregate number of shares of common stock that may be issued under the MiniMed LTIP. The Company estimates forfeitures at the time of grant and recognizes stock-based compensation expense based on the number of awards expected to vest. The Company uses historical data, including certain historical data from Medtronic, to estimate forfeitures and revises its estimates in subsequent periods if actual forfeitures differ from those estimates.
The following table presents the expense classification of stock-based compensation expense recognized by the Company for stock options, restricted stock units, performance share units, and employee stock purchase plans during the fiscal years 2026, 2025 and 2024:

	Fiscal Year
(in millions)	2026	2025	2024
Stock options	$6	$7	$7
Restricted stock units	24	21	20
Performance share units	13	11	8
Employee stock purchase plan	3	3	3
Total stock-based compensation expense	$46	$41	$38

Cost of products sold	$6	$5	$4
Research and development expense	30	8	8
Selling, general, and administrative expense	10	29	26
Total stock-based compensation expense	46	41	38
Income tax benefits	(7)	(6)	(6)
Total stock-based compensation expense, net of tax	$39	$35	$32
During the fiscal years 2026, 2025 and 2024, the Company recognized $30 million, $24 million, and $22 million, respectively, of stock compensation expense related to direct Company employees, and $16 million, $18 million, and $16 million, respectively of stock compensation expense related to allocations of Medtronic’s corporate and shared employee stock-based compensation expenses.

On March 9, 2026, the Company’s Compensation and Talent Committee approved equity grants to certain individuals (the “IPO Grants”). The IPO Grants were granted to executive officers in the form of stock options and PSUs and to non-executive individuals in the form of RSUs. The expense related to these grants will be amortized over the requisite service period of the awards, which ranges from one to four years. Also on March 9, 2026, the Board of Directors of the Company adopted the MiniMed Group, Inc Non-Employee Director Compensation Policy (the “Director Compensation Policy”). Pursuant to the policy, each non-employee director was granted RSUs which cliff vest on the anniversary of the grant date. The expense related to these grants will be amortized over the requisite service period of the awards
The following quantitative stock option, restricted stock, and performance share unit information relates to awards to those employees specifically identified as employees of the Company.
Stock Options
Under the MiniMed LTIP, MiniMed granted stock options which expire 10 years from the grant date and vest over a service period of four years.
Options are granted at the exercise price, which is equal to the closing price of the Company’s common shares on the grant date. The options are non-qualified options with a ten-year life and a four-year graded vesting term. The Black-Scholes option pricing model (Black-Scholes model) is used to determine the fair value of stock options at the grant date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price, and expected dividends. Expected volatility is based on a blend of historical volatility of peer companies and an implied volatility of the Company’s common shares. Implied volatility is based on a blended average peer group volatility due to a lack of trading history at the time of grant.
The Company’s tabular disclosures of stock option valuations for the periods presented include both (i) legacy Medtronic stock options presented on a carve-out basis for periods prior to the Separation and (ii) stock options granted by the Company subsequent to the IPO. As a result of the accelerated vesting and continued settlement in Medtronic shares for the legacy awards, the stock option valuation is not directly comparable across the periods presented. Stock options of the Company are subject to forfeiture if employment terminates prior to the completion of the requisite service period and are not considered outstanding common shares of the Company until exercised.
The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model:

	Fiscal Year
	2026	2025	2024
Weighted average fair value of options granted	$7.40	$16.36	$18.44
Assumptions used:
Expected life (years)	6.5 years	6.1 years	6.1 years
Risk-free interest rate	3.8%	4.1%	4.2%
Volatility	32.9%	24.5%	24.3%
Dividend yield	—%	3.5%	3.2%
The following table summarizes stock option activity of the Company under the MiniMed LTIP for the fiscal year 2026:

	Options (in thousands)	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding options of MiniMed at April 25, 2025	—	$—
Granted	987	$18.00
Outstanding at April 24, 2026	987	$18.00	9.9	$—
Expected to vest at April 24, 2026	842	$18.00	9.9	—
Exercisable at April 24, 2026	—	$—	—	—
Unrecognized compensation expense related to outstanding stock options at April 24, 2026 was $7 million and is expected to be recognized over a weighted average period of 3.9 years.

Restricted Stock Units
Under the MiniMed LTIP, RSUs are expensed over the requisite service period and are subject to forfeiture if employment terminates prior to the completion of the requisite service period. Stock‑based compensation expense for RSUs is based on the grant‑date fair value of the award, which is equal to the closing price of the Company’s common stock on the grant date. The majority of RSU awards vest either ratably over four years or cliff vest after three years. RSUs are not considered issued or outstanding shares of the Company’s common stock until vested.
The Company’s tabular disclosures of RSU activity for the periods presented include both legacy Medtronic units presented on a carve-out basis for periods prior to the Separation and RSUs granted by the Company, and therefore the RSU activity is not directly comparable across the periods presented.
The following table summarizes RSU activity of the Company under the legacy Medtronic 2021 Plan for the fiscal year 2026:

	Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested Medtronic RSUs at April 25, 2025	499	$85.34
Changes in conveyance(1)	(82)	$84.36
Granted	300	$93.86
Vested	(132)	$89.65
Converted to MiniMed Plans	(584)	$88.79
Nonvested Medtronic RSUs at April 24, 2026	—	$—

(1) Includes changes in activity of awards due to actual employees conveyed from Medtronic to MiniMed as compared to prior estimates used before the Separation.
The following table summarizes RSU activity of the Company under the MiniMed LTIP for the fiscal year 2026:

	Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested MiniMed RSUs at April 25, 2025	—	$—
Converted from Medtronic Plans	3,977	$18.30
Granted	510	$18.00
Vested	(18)	$19.21
Forfeited/Cancelled	(13)	$17.20
Nonvested at April 24, 2026	4,456	$18.26
The following table summarizes the weighted-average grant date fair value of restricted stock granted and total fair value of restricted stock vested during the fiscals years 2026, 2025 and 2024.

	Fiscal Year
(in millions, except per share data)	2026	2025	2024
Weighted-average grant-date fair value per restricted stock	$18.00	$82.35	$82.02
Fair value of restricted stock vested	$12	$15	$12
Unrecognized compensation expense related to restricted stock as of April 24, 2026 was $56 million, and is expected to be recognized over a weighted average period of 2.5 years.
Performance Share Units
Following the Separation, the Company granted PSU awards with certain performance conditions and a market condition. Accordingly, the grant-date fair value of these awards was estimated using a Monte Carlo simulation model that incorporated assumptions regarding stock price volatility, expected term, risk-free interest rates, and the probability and timing of the triggering event. Compensation cost for these awards is recognized on a straight-line basis over the requisite service period and is not adjusted for actual outcomes of the market conditions, provided the requisite service is rendered.

Under the MiniMed LTIP, performance share units (“PSUs”) generally vest on a cliff basis after a one to three-year performance period and are subject to continued service through the vesting date. Prior to the Separation from Medtronic, PSU awards were granted under Medtronic plans and included various performance metrics. As a result, certain Medtronic PSU awards remained outstanding subsequent to the Separation date within the Medtronic 2021 Plan.
PSU awards are subject to forfeiture in the event of termination of employment prior to vesting and are not considered issued or outstanding shares of the Company until vesting occurs.
The following table summarizes performance share unit activity from the Separation date to the fiscal year ended April 24, 2026:

	Units (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at April 25, 2025	—
Granted	169	$18.00
Vested	—	$—
Performance adjustments	—	$—
Forfeited/Cancelled	—	$—
Nonvested at April 24, 2026	169	$18.00
The total fair value of performance share units vested and related tax benefit during the fiscal years 2026, 2025 and 2024 was not significant. Unrecognized compensation expense related to performance share units as of April 24, 2026 was not material and is expected to be recognized over a weighted average period of approximately 11 months.
Employee Stock Purchase Plan
In March 2026, the Company adopted the 2026 Employee Stock Purchase Plan (the “ESPP”), which enables eligible employees to purchase shares of the Company’s common stock using after-tax payroll deductions, subject to certain conditions. The ESPP is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code.
The ESPP authorizes the issuance of 8,424,400 shares of common stock pursuant to purchase rights granted to employees. The number of shares of common stock reserved for issuance increases on May 1st each calendar year, from May 1, 2027 through May 1, 2036, by the lesser of (i) 8,424,400 Shares (ii) one percent (1%) of the number of shares issued and outstanding on the immediately preceding April 30, or (iii) such lesser number of shares as determined by the Compensation and Talent Committee of the Board of Directors. On March 9, 2026, the number of shares of common stock reserved for issuance under our ESPP was 8,424,400 shares. As April 24, 2026, no shares of our common stock had been purchased under the ESPP Plan.
The initial offering under the ESPP commenced on April 1, 2026 and consists of a short initial offering period with a purchase date of June 30, 2026. Following the initial offering, the ESPP is expected to operate on a recurring six‑month offering cycle, with offering periods beginning on January 1 and July 1 of each year and purchase dates occurring on June 30 and December 31.
Eligible employees may contribute through payroll deductions, up to 10% of their earnings for the purchase of common stock under the ESPP. The purchase price of common stock under the ESPP will be the lesser of: (a) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (b) 85% of the fair market value of a share of the Company’s common stock on the date of purchase.
The assumptions used in the Black-Scholes model option-pricing model for the ESPP are as follows:

Fiscal Year
2026
Assumptions used:
Expected life (years)	0.3 years
Risk-free interest rate	3.67%
Volatility	32.54%
Dividend yield	—%

For the fiscal years ended April 25, 2025 and April 26, 2024, the ESPP plan under Medtronic did not have a look-back feature, and therefore no Black-Scholes valuation was necessary.
Common Stock Reserved for Future Issuance
The following shares of common stock are reserved for future issuance at April 24, 2026:

(in thousands of shares)
Shares underlying stock options issued and outstanding	987
Shares underlying RSUs and PSUs outstanding	4,627
Employee stock purchase plan	8,424
Shares authorized for future equity award grants	32,031
Total	46,069
Preferred Stock Authorization
In connection with the IPO, the Company filed an Amended and Restated Certificate of Incorporation that, among other things, authorized the issuance of 100 million shares of preferred stock. As of the date of issuance of the consolidated financial statements, no shares of preferred stock had been designated, issued, or were outstanding, and no rights or preferences had been established with respect to any series of preferred stock. The authorization of preferred stock did not have an impact on the Company’s consolidated financial statements for the quarterly periods presented.
Note 10. Leases
The Company leases office, manufacturing, and research facilities and warehouses, as well as transportation and other equipment. The Company determines whether a contract is a lease or contains a lease at inception date. Right-of-use assets represent the Company's right to use the underlying asset for the lease term. Lease liabilities are the Company's obligation to make the lease payments arising from a lease. As the Company’s leases typically do not provide an implicit rate, the Company’s lease liabilities are measured on a discounted basis using the Company's incremental borrowing rate. Lease terms used in the recognition of right-of-use assets and lease liabilities include only options to extend the lease that are reasonably certain to be exercised. Additionally, lease terms underlying the right-of-use assets and lease liabilities consider terminations that are reasonably certain to be executed.
The Company's lease agreements include leases that have both lease and associated nonlease components. The Company has elected to account for lease components and the associated nonlease components as a single lease component. The combined balance sheets do not include recognized assets or liabilities for leases that, at the commencement date, have a term of twelve months or less and do not include an option to purchase the underlying asset that is reasonably certain to be exercised. The Company recognizes such leases in the consolidated statements of operations on a straight-line basis over the lease term. Additionally, the Company recognizes variable lease payments not included in its lease liabilities in the period in which the obligation for those payments is incurred.
The right-of-use assets, lease liabilities, lease costs, cash flows, and lease maturities associated with finance leases were not material to the consolidated financial statements at April 24, 2026 and April 25, 2025. The following table summarizes the balance sheet classification of the Company's operating leases, including the amounts of the right-of-use assets and lease liabilities at April 24, 2026 and April 25, 2025:

(in millions)	Balance Sheet Classification	April 24, 2026	April 25, 2025
Right-of-use assets	Other assets	$52	$66
Current liability	Other accrued expenses	$8	$11
Non-current liability	Other liabilities	$45	$56
The following table summarizes the weighted-average remaining lease term and weighted-average discount rate for the Company's operating leases at April 24, 2026 and April 25, 2025.

	April 24, 2026	April 25, 2025
Weighted-average remaining lease term	8.0 Years	8.1 Years
Weighted-average discount rate	3.0%	3.9%

Operating lease costs were $9 million, $11 million and $10 million for fiscal years 2026, 2025 and 2024, respectively. Short-term and variable lease costs were not material in the periods presented.
The following table summarizes the cash paid for amounts included in the measurement of operating lease liabilities and right-of-use assets obtained in exchange for operating lease liabilities for fiscal years 2026, 2025 and 2024:

	Fiscal Year
(in millions)	2026	2025	2024
Cash payments for operating leases	$10	$11	$10
Additions and modifications to right-of-use assets	3	28	29
The following table summarizes the maturities of the Company’s operating leases at April 24, 2026:

(in millions) Fiscal Year	Operating Leases
2027	$10
2028	10
2029	9
2030	7
2031	5
Thereafter	20
Total expected lease payments	61
Less: Imputed interest	(8)
Total lease liability	$53

Note 11. Research and Development Funding Arrangements
In fiscal year 2021, MiniMed entered into certain arrangements with affiliates of Blackstone Life Sciences Advisors L.L.C. (collectively, “Blackstone”) to receive funding related to the development of specific diabetes products (each, a “Blackstone Agreement” and collectively, the “Blackstone Agreements”). As there is substantive and genuine transfer of risk to Blackstone, the development funding was recognized by Medtronic as an obligation to perform contractual services. The Company recognized the funding as income within other operating expense (income), net as the research and development costs were incurred and funding payments became due. The Company recognized no income, $46 million of income, and $60 million of income during the fiscal years ended April 24, 2026, April 25, 2025, and April 26, 2024, respectively, in other operating expense (income), net in the consolidated statements of operations in connection with these Blackstone Agreements. As of April 25, 2025, the Company had recognized all eligible funding under these arrangements in the amount of $324 million, of which $212 million pertains to co-development arrangements for which there are ongoing development and commercialization plans, specifically, our MiniMed Flex insulin pump and MiniMed Fit patch pump.
For each applicable diabetes product, during the first two years following regulatory approval in the U.S. and commercial launch of each such product, Blackstone will earn the greater of: (i) mid-to-high single digit royalty percentage of applicable net sales for each product, and (ii) specified minimum payments up to $157 million and $162 million for the MiniMed Flex insulin pump and the MiniMed Fit patch pump, respectively. After the first two years following regulatory approval in the U.S. and commercial launch of each product, the Company’s royalty obligations continue at a mid-to-high single digit royalty percentage of applicable net sales until aggregate royalty payments since commercial launch have reached an amount equal to a low single digit multiple of the aggregate funding (the “Net Sales Threshold”) provided by Blackstone under such agreement. If a development project is delayed, the Net Sales Threshold will be subject to certain upward adjustments. Once the Net Sales Threshold is reached, Blackstone will continue to earn royalties for five years at a low single digit royalty percentage of applicable net sales. On March 18, 2026, the MiniMed Flex insulin pump received regulatory approval, and commercial launch was considered probable. As a result, the Company recognized $157 million of expense associated with this approval. The charge was recognized within other operating expense (income), net during the fourth quarter of fiscal year 2026 and primarily within other liabilities in the consolidated balance sheets as of April 24, 2026. As of April 24, 2026, no Blackstone-funded products had been commercially launched.

Each Blackstone Agreement is subject to termination by Blackstone or by the Company in certain circumstances described further below. Blackstone may terminate a Blackstone Agreement: (i) if the Company fails to make certain capital investments and are unable to manufacture sufficient quantities of the product, (ii) if the Company is enjoined from continuing product development or commercialization, (iii) if the Company acquires rights to a competing product to the applicable product in certain specified markets, or (iv) if certain specified fundamental changes to the Company, or to the Company's rights to the product, occur. The Company may terminate any of the Blackstone Agreements for any reason by providing prior written notice to Blackstone. If the Company or Blackstone elect to terminate a Blackstone Agreement for one of the reasons described above, the Company will be required to make a termination payment to Blackstone of a multiple of the funded amounts under the applicable agreement, which may be up to $216 million for each such termination, and its royalty payment obligation under the affected agreement will also continue in certain termination circumstances. If the Company acquires rights to a competing product in certain specified markets, Blackstone has the option to terminate the Agreement and receive a termination payment from the Company equal to a multiple of the funded amounts under the applicable agreement, which may be up to $216 million for each such termination, or continue to be eligible for the royalty payments on the product subject to the Blackstone Agreement; provided that if the product subject to the Blackstone Agreement has already been submitted for regulatory approval for commercial use at the time the competing product is acquired and Blackstone elects to receive royalty payments, such royalty payments would apply to both the product subject to the Blackstone Agreement and the competing product. The Company or Blackstone may also terminate a Blackstone Agreement if the other party materially breaches the agreement, subject to customary notice and cure provisions, and in certain such termination circumstances, a payment to Blackstone of a multiple of the funded amounts would be required, which may be up to $216 million for each such termination. At the time of executing these contracts, the occurrence of such circumstances was deemed to be remote. The Company may also terminate a Blackstone Agreement if the relevant product is determined to be technically infeasible, although the Company’s royalty payment obligation to Blackstone will survive such termination.
During fiscal year 2025, by mutual agreement, two co-development agreements with Blackstone were terminated. One agreement, for the development of an extended-wear infusion set with a built-in CGM and transmitter, was terminated for technical infeasibility prior to full funding, with no termination charges recorded within the consolidated financial statements. The obligation to pay Blackstone royalties on this product’s net sales continues if the development and commercialization of this product are completed in the future. The other agreement was terminated following a contractual dispute with Blackstone related to the alleged acquisition of a competing product. To resolve the contractual dispute, Blackstone and the Company mutually agreed to terminate the agreement, and following the termination the Company was relieved of any continuing obligations under the agreement other than customary survival provisions. The Company recognized $165 million of litigation charges during fiscal year 2025 in connection with the resolution of the contractual dispute.
Note 12. Commitments and Contingencies
Legal Matters
The Company and its affiliates are involved in a number of legal actions from time to time involving product liability, employment, intellectual property and commercial disputes, shareholder related matters, environmental proceedings, tax disputes, and governmental proceedings and investigations, including those described below. With respect to governmental proceedings and investigations, like other companies in our industry, the Company is subject to extensive regulation by national, state, and local governmental agencies in the U.S. and in other jurisdictions in which the Company and its affiliates operate. As a result, interaction with governmental agencies is ongoing. The Company’s standard practice is to cooperate with regulators and investigators in responding to inquiries. With respect to intellectual property disputes, the Company is involved in or at risk for litigation relating to patents, trademarks, copyrights, trade secrets, and other intellectual property (“IP”) rights, and licenses, acquisitions or other agreements relating to such rights. This litigation includes, but is not limited to, alleged infringement, misappropriation, or other violation of IP rights, or breach of obligations related to IP rights, or other claims asserted by competitors, individuals, or, consistent with a growing trend across technology-intensive industries, other entities created specifically to fund IP litigation. With respect to commercial disputes, antitrust and competition issues have gained increased prominence, enforcement and private litigation have increased globally, and the Company is involved in or at risk for antitrust litigation, investigations or enforcement actions regarding a range of commercial activities, including challenges to mergers and acquisition transactions, joint ventures, co-development or co-marketing arrangements, contracting practices, distribution agreements and employment agreements. The outcomes of legal actions are not within the Company’s complete control and may not be known for prolonged periods of time. In some actions, the enforcement agencies or private claimants seek significant monetary damages and/or royalty payments, as well as other civil or criminal remedies (including injunctions barring or restricting the sale of products that are the subject of the proceeding, placing restrictions on competitive strategies or practices, or unwinding consummated transactions), any or all of which could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows.

The Company records a liability in the consolidated financial statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a material loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in business practice. The Company classifies certain specified litigation charges and gains related to significant legal matters as certain litigation charges, net in the consolidated statements of operations. The Company recognized $18 million and $165 million of certain litigation charges in the fiscal year ended April 24, 2026 and fiscal year ended April 25, 2025, respectively. Accrued liabilities for certain litigation charges at April 24, 2026 and April 25, 2025 were $18 million and $165 million, respectively. The ultimate cost to the Company with respect to accrued litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued litigation in other accrued expenses, other liabilities and gains related to significant legal matters in other current assets on the consolidated balance sheets.
While it is not possible to predict the outcome of the legal matters discussed below with certainty, the Company believes it is possible that the costs associated with these matters could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows, even in respect of those matters for which the Company believes that a potential loss is not currently probable.
Diabetes Pump Retainer Ring Litigation
Starting in fiscal year 2021, plaintiffs began filing lawsuits against the Company in U.S. state and federal courts seeking damages for alleged personal injuries, including deaths, caused by the Company’s Series 600 insulin pumps with allegedly defective clear retainer rings that were subject to field corrective actions in 2019 and 2021: in 2019, Medtronic issued an “urgent field safety notification” directing patients to inspect the clear retainer rings on affected Series 600 insulin pumps and, in certain circumstances, offered replacement insulin pumps (which was classified as a recall by the U.S. Food and Drug Administration (“FDA”) in 2020); in 2021, Medtronic expanded the recall to remove the Series 600 insulin pumps with clear retainer rings from the market. Plaintiffs have alleged that, due to a defective retainer ring, the insulin reservoir in their insulin pump could not be locked into place, causing over- or under-delivery of insulin allegedly resulting in hypoglycemia or hyperglycemia. As of June 17, 2026 there are 17 lawsuits filed on behalf of 60 individuals in the U.S.: 15 coordinated in California State Court, Los Angeles County; one in Washington State Court, Pierce County Superior Court; and one in U.S. District Court for the Western District of New York. One of the lawsuits in California State Court, Los Angeles County began a multi-plaintiff trial on May 11, 2026. which resulted in a verdict on June 17, 2026. The jury did not award any damages as to three plaintiffs, two of whom were pump users and one of whom was a loss of consortium plaintiff. As to the remaining plaintiff, a pump user, the jury found liability on certain claims and awarded $253,000 in damages, which we expect to be reduced by approximately one-third based on findings of contributory negligence. These verdicts are not final until a final judgment is entered by the court, after which the parties may engage in post-trial motions practice. Any appeal would occur only after entry of final judgment and resolution of any applicable post-trial motions. The Company cannot predict the timing, outcome, or ultimate impact of these proceedings at this time. In addition, in 2021 a purported class action lawsuit in Canada was filed against the Company in Ontario Superior Court that remains in early stages, with claims similar to those in the pending U.S. lawsuits. Plaintiffs’ firms have also notified the Company that they may file additional lawsuits in the U.S. on behalf of approximately two thousand additional claimants, with claims similar to those in the pending U.S. lawsuits. Many of these potential claims are currently subject to tolling arrangements. The Company is also aware of inquiries made by certain state attorneys general regarding its Series 600 insulin pumps, including information relating to the field corrective actions in 2019 and 2021. As of April 24, 2026, the Company had accrued $22 million in certain litigation charges in connection with certain pending and threatened claims and lawsuits, a portion of which relates to certain claimants who may become subject to a master settlement agreement. It is possible that the amount of the Company’s ultimate liability could materially differ from the amount currently accrued. The Company is currently unable to estimate a reasonably possible loss or range of loss in excess of the amounts accrued.

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
Italian Payback Litigation
In 2015, “payback” legislation was enacted in Italy requiring companies selling medical devices to make payments to the Italian state if Italy’s medical device expenditures exceed annual regional maximum ceilings. The payment amounts are calculated based upon the amount by which the regional ceilings were exceeded for any given year. There has been significant scrutiny on the legality and enforceability of the payback law since its inception, and litigation challenging the law has been proceeding through the Italian Courts. Since the law was enacted, the Company has recognized an estimate for the amount of variable consideration. In connection with this matter, at April 25, 2025, $15 million and $38 million, as accrued rebates and other liabilities, respectively, in the consolidated balance sheets. These were not obligations of the Company following the Separation. During fiscal year 2025, two rulings by the Constitutional Court of Italy found that the medical device payback law is constitutional. Therefore, the Company increased its liability pertaining primarily to certain prior years since 2015 by $20 million during the fiscal year ended April 25, 2025, as a reduction to net sales in the consolidated statements of operations. In June 2025, the Italian government published a legislative decree confirming a reduction of the amounts due for years 2015 to 2018. As a result, the Company decreased its liability pertaining to these years by $7 million during the fiscal year ended April 24, 2026 and recorded a corresponding increase to net sales in the consolidated statements of operations. Discussions are ongoing between the Italian government and industry groups related to the applicability of this legislation for years 2019 and beyond. As such, it is possible that the amount of the Company’s liability could materially differ from the amount currently accrued.
Guarantees
In the normal course of business, the Company and/or its affiliates periodically enter into agreements that require one or more of the Company and/or its affiliates to indemnify customers or suppliers for specific risks, such as claims for injury or property damage arising as a result of the Company or its affiliates’ products, the negligence of the Company's personnel, or claims alleging that the Company's products infringe on third-party patents or other intellectual property. The Company also offers warranties on various products. The Company’s maximum exposure under these guarantees is unable to be estimated. Historically, the Company has not experienced significant losses on these types of guarantees. The historical financials previously reported by the Company covering periods prior to the Separation included the notional amounts of outstanding bid and performance bonds issued by banks pertaining to the Diabetes business of Medtronic. These bid and performance bonds are not obligations of the Company following the Separation.
Periodically, the Company will utilize a financial institution to issue a guarantee on behalf of the Company to support commercial commitments. Under the terms of these arrangements, the issuing financial institution guarantees our performance or payment to a beneficiary. As of April 24, 2026, the aggregated amount outstanding for these guarantees issued by financial institutions was not material to the consolidated financial statements.
Purchase Obligations
The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Product inventory obligations consist primarily of purchase order commitments for raw materials used in the production of insulin pumps cartridges and sensors, and finished goods infusion sets. Cancellation of outstanding purchase orders is generally allowed under the standard terms of our purchase order agreements, but may require payment of costs incurred through the date of cancellation. As of April 24, 2026, obligations under our purchase agreements were not material.

Note 13. Segment and Geographic Data
The Company derives its revenue primarily from sale of products focused on diabetes management, including insulin pumps, continuous glucose monitoring systems and sensors, and smart insulin pens. The Company manages its business activities on a consolidated basis and operates as one operating and reportable segment.
The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer. The CODM makes decisions about resource allocation, assesses performance of the business, and monitors budget versus actual results using net income (loss). Income or loss from operations is also considered when monitoring budget versus actual results. Significant expenses include cost of products sold, research and development expenses, selling, general and administrative expenses, and certain litigation charges, which are each separately presented on the Company’s consolidated statements of operations. Other segment items include other operating expense (income), net, non-operating expense (income),net, and income tax provision.
The Company’s CODM is provided with segment assets information on a consolidated basis for the evaluation of Company performance. Total segment assets were consistent with total assets reported in the Company’s consolidated balance sheets for the fiscal years ended April 24, 2026 and April 25, 2025.
Sales by Geographic Region and Customer Sales Channel
Net sales are attributed to the country based on the location of the customer taking possession of the products or in which the services are rendered. The following table presents net sales for the fiscal years ended April 24, 2026, April 25, 2025, and April 26, 2024 for countries with significant concentrations and all other countries:

	Fiscal Year
(in millions)	2026	2025	2024
U.S. (1)	$917	$903	$833
Rest of World	2,185	1,812	1,636
Total	$3,102	$2,715	$2,469
(1) U.S. includes the United States and U.S. territories.

	Fiscal Year
(in millions)	2026	2025	2024
Pumps	$546	$541	$540
Consumables	956	854	777
CGM	1,553	1,313	1,117
Other (1)	46	6	34
Total	$3,102	$2,715	$2,469

(1) Primarily includes revenue generated from the sale of smart insulin pens and services. Amounts in this line also reflect adjustments to the Company's Italian payback accruals resulting from two rulings in 2024 by the Constitutional Court of Italy and the Legislative Decree published by the Italian government on June 30, 2025 for certain prior years since 2015. Refer to Note 12. “Commitments and Contingencies,” for more information.

Note 14. Related Party Transactions
Separation from Medtronic and Related Transactions
On March 6, 2026, the Company initiated its IPO pursuant to which 28,000,000 shares of its common stock were issued, at an offering price of $20.00 per share. The IPO closed on March 9, 2026.
In connection with the IPO and the Separation, the Company entered into a series of transactions with Medtronic pursuant to which Medtronic transferred the assets and liabilities comprising Medtronic’s Diabetes Business to the Company, and the Company issued shares of common stock to Medtronic. Immediately prior to the IPO, on March 5, 2026, the Company’s outstanding common stock was converted from 100 shares of common stock to 252,813,348 shares of common stock.

The Company (i) retained approximately $309 million of the net proceeds from the IPO, for general corporate purposes, and (ii) used the excess of the net proceeds to repay intercompany indebtedness owed to Medtronic under an intercompany note. Following the IPO, Medtronic owned 90% of the outstanding shares of the Company’s outstanding common stock. Medtronic has informed the Company that it intends to make a generally tax-free distribution to its shareholders of all or a portion of its remaining equity interest in the Company, but Medtronic has no obligation to complete such distribution.
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
Consideration and costs for the transition services are determined using several billing methodologies as described in the agreements, including customary billing, pass-through billing, percent of sales billing or fixed fee billing. Costs for transition services provided by Medtronic, including a mark-up on those services, are recorded within the consolidated statements of operations based on the nature of the services. Consideration for transition services provided to Medtronic are recorded within the consolidated statements of operations based on the nature of the services and as an offset to expenses incurred to provide the services. Following the Separation, the Company recognized an immaterial amount of consideration for services provided to Medtronic and recognized costs of $67 million for services provided by Medtronic in 2026 pursuant to the transitional arrangements between the parties.
Total amounts due from Medtronic of $455 million as of April 24, 2026 primarily consisted of receivables for revenue remittances from international entities. Amounts due to Medtronic of $137 million as of April 24, 2026 primarily consisted of payables for pass-through costs for third-party expenses.
The consolidated financial statements have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Medtronic for the period prior to the separation. The following discussion summarizes activity between the Company and Medtronic.

Allocation of General Corporate Expenses
During periods presented that were prior to the Company’s IPO, the Company’s operations were integrated with Medtronic and its affiliates, and the Company received services including, but not limited to finance and accounting, legal, information technology, employee benefits and incentives, and stock-based compensation. These consolidated financial statements reflect charges for these services. When specific identification was not practicable, a proportional cost allocation method was utilized, depending on the nature of the services received. See Note 1. “Description of the Business and Basis of Presentation,” for a discussion of the methodology used to allocate corporate-related costs for purposes of preparing these consolidated financial statements on a carve-out basis.
The major components of Medtronic corporate and shared expenses were as follows:

	Fiscal Year
(in millions)	2026	2025	2024
Cost of products sold	$37	$40	$38
Research and development expense	27	28	28
Selling, general, and administrative expenses	228	263	245
Other operating expense (income), net	6	12	11
Total	$298	$344	$322
Net Transfers from Parent
Net transfers from Parent are included within Net investment from Parent from the consolidated statements of equity and within financing activities in the consolidated statements of cash flows and represent the net effect of transactions between the Company and Medtronic. The reconciliation of net transfers to Parent between the consolidated statements of equity and the consolidated statements of cash flows were as follows:

	Fiscal Year
(in millions)	2026	2025	2024
Net transfers from Parent within Net investment from Parent per the Consolidated Statements of Equity	$363	$62	$160
Stock-based compensation expense	(41)	(41)	(38)
Multiemployer pension expense	(7)	(8)	(8)
Other transfers from parent in connection with IPO, net	92	(1)	(2)
Net transfers from Parent per the Consolidated Statements of Cash Flows	$407	$12	$112

Note 15. Pension
Historically, certain employees of MiniMed participated in retirement plans sponsored by Medtronic. In connection with the Separation, MiniMed assumed certain non‑U.S. defined benefit pension plan obligations and, for certain plans, plan assets related to active MiniMed employees that were legally transferred from Medtronic to MiniMed. These amounts are disclosed as “Transfers from Medtronic” in the following tables, and the net periodic benefit costs are included in the consolidated statement of operations. Prior to these employee transfers, these plans were accounted for as multi-employer plans and a proportionate allocation of service costs associated with MiniMed employees was reflected in the consolidated statements of operations.
As the plans are now sponsored by MiniMed, the Company accounts for these plans as single‑employer plans. The funded status of the plans is recognized on the consolidated balance sheet, and the net periodic benefit costs are reflected in the consolidated statements of operations.
The Company makes deposits for certain funded defined benefit plans with independent trustees. Trust funds and/or deposit with insurance companies are maintained to provide pension benefits to plan participants and their beneficiaries. Certain plans are unfunded in nature and therefore have no plan assets.
Net periodic benefit costs for the fiscal years ended April 24, 2026, April 25, 2025, and April 26, 2024 were approximately $7 million, $8 million, and $8 million, respectively, and were comprised primarily of service costs. The majority of the expense for the fiscal year ended April 24, 2026 related to the period prior to the Separation and reflects allocated pension costs. In fiscal year 2026, service costs related to post-Separation conveyed plans were $1 million. Interest costs and expected return on plan assets were not material for the period.

The following table sets forth information related to the benefit obligations and the fair value of plan assets assumed by the Company in connection with the Separation from Medtronic for the fiscal year ended April 24, 2026 for the plans sponsored by the Company. Balances from April 26, 2024 through April 25, 2025 were not material for disclosure. The accumulated benefit obligation represents the actuarial present value of benefits based on employee service and compensation as of the measurement date and does not include assumptions about future compensation increases:

2026
Accumulated benefit obligation at end of year:	$48
Change in benefit obligation:
Projected benefit obligation at beginning of year	$2
Service cost	1
Interest cost	—
Participant contributions	—
Expenses paid	—
Transfers from Medtronic	50
Net actuarial loss	—
Currency exchange rate changes and other	(1)
Project benefit obligation at end of year	$52
Change in plan assets
Fair value of plan assets at beginning of year	$—
Actual return on plan assets	—
Employer contributions to plan	—
Participant contributions	—
Expenses paid	—
Transfers from Medtronic	34
Currency exchange rate changes and other	—
Fair value of plan assets at end of year	$34
Funded status at end of year:	$(18)
Amounts recognized on the consolidated balance sheet consist of:
Noncurrent assets	$—
Current liabilities	—
Noncurrent liabilities	(18)
Ending balance	$(18)
Pension plans with accumulated benefit obligations in excess of plan assets and plans with projected benefit obligations in excess of plan assets were as follows:

2026
Plans with accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	$48
Fair value of plan assets	$34
Plans with projected benefit obligation in excess of plan assets
Projected benefit obligation	$52
Fair value of plan assets	$34

Significant actuarial assumptions used in determining the benefit obligation and net periodic pension expense for pension plans are presented in the following table as weighted averages:

2026
Actuarial assumptions used to determine net periodic benefit obligations
Effective discount rate on benefit obligations	1.67%
Salary increase rate	2.65%
Cash balance interest credit rate	2.63%
Actuarial assumptions used to determine net periodic benefit cost
Effective discount rate on benefit obligations	1.67%
Effective rate for interest cost on benefit obligations	1.51%
Effective discount rate for service cost	2.08%
Effective rate for interest on service cost	1.92%
Expected return on assets	3.97%
Salary increase rate	2.65%
Cash balance interest credit rate	2.63%
The weighted average discount rates used to measure pension benefit obligations and net costs are set by reference to analyses based on each plan’s specific cash flows and applicable high‑quality bond indices. The Company utilizes a full yield curve approach in the estimation of the service cost and interest cost components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the related projected cash flows.
Retirement Benefit Plan Investment Strategy
Pension plan assets are typically managed by decentralized fiduciary committees. There is significant variation in policy asset allocation from country to country. Local regulations, funding rules, and financial and tax considerations are part of the funding and investment allocation process in each country.
The plan did not hold any investments in the Company’s ordinary shares at April 24, 2026 or April 25, 2025.
Retirement Benefit Plan Funding
It is the Company's policy to fund retirement costs within the limit of allowable tax deductions. During the fiscal year 2026, the Company’s contribution for pension benefits was not material.
The following table provides the estimated pension benefits that are payable from the plans to participants:

(in millions) Fiscal Year
2027	$3
2028	$3
2029	$3
2030	$3
2031	$3
2032-2036	$20

The changes in plan assets and projected benefit obligations recognized in other comprehensive loss for fiscal year 2026 are as follows:

(in millions)	2026
Prior service cost	$—
Net loss (gain) arising during the year	—
Effect of exchange rates	—
Total recognized in other comprehensive loss	$—
Total recognized in net periodic benefit cost and other comprehensive loss	$7
The balance of amounts recognized for non-U.S. plans in accumulated other comprehensive loss as of April 24, 2026 in the preceding table is presented based on the foreign currency exchange rates on that date.
Estimated amounts that will be amortized from accumulated other comprehensive loss over the next fiscal year is not material.
Retirement Plan Asset Allocation
The Company’s target weighted average asset allocation at April 24, 2026 are as follows:

2026
Equity securities	45%
Debt securities	55%
Fair Value Hierarchy
The following is a description of the valuation methodologies used for retirement benefit plan assets measured at fair value:
Registered investment companies: Valued at net asset values which are not publicly reported. The net asset values are calculated based on the valuation of the underlying assets. The underlying assets are valued at the quoted market prices of shares held by the plan at year-end in the active market on which the individual securities are traded.
Measurement using net asset value as a practical expedient is not used when it is determined to be probable that the fund will sell the investment for an amount different than the reported net asset value.
The methods described above may produce fair values that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine fair value of certain instruments could result in a different fair value measurement at the reporting date.
The following table sets forth the retirement plans’ investments measured at fair value as of April 24, 2026.

(in millions)	Level 1	Level 2	Level 3	Assets measured at NAV	Total Assets
Cash	$5	$—	$—	$—	$5
Registered investment companies	—	—	—	29	29
	$5	$—	$—	$29	$34
The Company reviews the fair value hierarchy classification on an annual basis. There were no transfers into or out of Level 3 during the fiscal years ended April 24, 2026, April 25, 2025, and April 26, 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective in providing reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
During the quarter ended April 24, 2026, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Director and Officer Trading Arrangements
During the quarter ended April 24, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Part III of this Annual Report on Form 10-K incorporates information by reference from the 2026 Proxy Statement, which will be filed no later than 120 days after April 24, 2026.
Item 10. Directors, Executive Officers, and Corporate Governance
All MiniMed employees, including the Chief Executive Officer and other senior management, are required to comply with a Code of Conduct to help ensure that the Company’s business is conducted in accordance with the highest standards of ethical behavior. The Code of Conduct covers all areas of professional conduct, including customer relationships, conflicts of interest, insider trading, intellectual property, and confidential information, as well as requiring strict adherence to all laws and regulations applicable to the Company’s business. Employees are required to bring any violations and suspected violations of the Code of Conduct to the Company’s attention through management or legal counsel or by using our confidential compliance line. In addition, the Code of Ethics for Senior Financial Officers provides specific policies applicable to the Chief Executive Officer, Chief Financial Officer, and other senior financial officers designated from time to time by the Chief Financial Officer. These policies relate to internal controls, the public disclosures of our violations of the securities or other laws, rules or regulations, and conflicts of interest. The members of the Board are subject to a Code of Business Conduct and Ethics relating to director responsibilities, conflicts of interest, strict adherence to applicable laws and regulations, and promotion of ethical behavior. The Company’s codes of conduct are published on its website at www.minimed.com and will be available in print to any stockholder who requests them. MiniMed intends to disclose future amendments to, or waivers for directors and executive officers of, the codes of conduct on our website promptly following the date of such amendment or waiver, to the extent required by applicable rules and regulations.
The Company has adopted a global insider trading policy which governs the purchase, sale, and/or any other dispositions of our securities by directors, officers and employees and other covered persons and is designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. In addition, with respect to the Company’s trading in its own securities, it is the Company’s policy to comply with applicable securities laws. A copy of our global insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
Additional information required by this item will be set forth in the Proxy Statement under the headings Proposal 1 - Election of Directors - Directors and Nominees,” “Corporate Governance, Director Compensation,” “Corporate Governance, Committees of the Board and Meetings,” “Compensation Discussion and Analysis,” “Executive Compensation,” and “Compensation and Talent Committee Report,” and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by Item 11 will be included in our Proxy Statement for the 2026 Annual General Meeting of Shareholders under the headings “Corporate Governance - Director Compensation,” “Corporate Governance - Committees of the Board and Meetings,” “Compensation Discussion and Analysis,” “Executive Compensation,” and “Compensation and Talent Committee Report,” and is incorporated herein by reference. The Proxy Statement will be filed no later than 120 days after April 24, 2026.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholders Matters.
The information required by Item 12 will be included in our Proxy Statement for the 2026 Annual General Meeting of Shareholders under the headings “Share Ownership Information - Significant Shareholders,” “Share Ownership Information - Beneficial Ownership of Management,” and “Executive Compensation - Equity Compensation Plan Information,” and is incorporated herein by reference. The Proxy Statement will be filed no later than 120 days after April 24, 2026.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 will be included in our Proxy Statement for the 2026 Annual General Meeting of Shareholders under the headings “Corporate Governance - Director Independence” and “Corporate Governance - Related Party Transactions and Other Matters,” and is incorporated herein by reference. The Proxy Statement will be filed no later than 120 days after April 24, 2026.
Item 14. Principal Accounting Fees and Services.
The information required by Item 14 will be included in our Proxy Statement for the 2026 Annual General Meeting of Shareholders under the headings “Corporate Governance - Committees of the Board and Meetings” and “Audit and Non-Audit Fees,” and is incorporated herein by reference. The Proxy Statement will be filed no later than 120 days after April 24, 2026.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
1.Financial Statements and Schedules
The required information is set forth in “Part II, Item 8 – Financial Statements and Supplementary Data” in this Annual Report.
2.Exhibits
The exhibits listed below are filed as part of this Annual Report or incorporated herein by reference to the location indicated.
EXHIBIT INDEX

		Incorporated by Reference				Provided Herewith
Exhibit No.	Description	Form	File No.	Date of First Filing	Exhibit No.
3.1	Second Amended and Restated Certificate of Incorporation of MiniMed Group, Inc.	8-K	001-43183	March 9, 2026	3.1
3.2	Amended and Restated Bylaws of MiniMed Group, Inc.	8-K	001-43183	March 9, 2026	3.2
4.1	Description of Securities					X
10.1 #	Separation Agreement, dated as of March 1, 2026, by and between Kangaroo US HoldCo 2, Inc. and Medtronic Group Holding, Inc.	8-K	001-43183	March 9, 2026	10.1
10.2 #	Tax Matters Agreement, dated as of March 1, 2026, by and between Kangaroo US HoldCo 2, Inc. and Medtronic Group Holding, Inc.	8-K	001-43183	March 9, 2026	10.2
10.3 #	Employee Matters Agreement, dated as of March 1, 2026, by and between Kangaroo US HoldCo 2, Inc. and Medtronic Group Holding, Inc.	8-K	001-43183	March 9, 2026	10.3
10.4 #	MGH-MM Intellectual Property Cross-License Agreement, dated as of March 1, 2026, by and between Medtronic MiniMed, Inc. and Medtronic Group Holding, Inc.	8-K	001-43183	March 9, 2026	10.4
10.5 #	MPLC-MHSS Intellectual Property Cross-License Agreement, dated as of March 1, 2026, by and between MiniMed Holdings Switzerland Sarl and Medtronic plc	8-K	001-43183	March 9, 2026	10.5
10.6 #	Transitional Trademark Cross-License Agreement, dated as of March 1, 2026, by and between Kangaroo US HoldCo 2, Inc. and Medtronic Group Holding, Inc.	8-K	001-43183	March 9, 2026	10.6
10.7 #	Co-Existence Agreement, dated as of March 1, 2026, by and between Kangaroo US HoldCo 2, Inc. and Medtronic Group Holding, Inc.	8-K	001-43183	March 9, 2026	10.7
10.8 #	Transition Services Agreement, dated as of March 1, 2026, by and between Kangaroo US HoldCo 2, Inc. and Medtronic Group Holding, Inc. #	8-K	001-43183	March 9, 2026	10.8
10.9	Registration Rights Agreement, dated as of March 1, 2026, by and between Kangaroo US HoldCo 2, Inc. and Medtronic plc	8-K	001-43183	March 9, 2026	10.9
10.10 #	Lease Agreement, dated as of March 1, 2026, by and between MiniMed Puerto Rico Operations LLC and Medtronic Puerto Operations Co.	8-K	001-43183	March 9, 2026	10.10
10.11#	Master Services Agreement, dated as of March 1, 2026, by and between MiniMed Puerto Rico Operations LLC and Medtronic Puerto Operations Co.	8-K	001-43183	March 9, 2026	10.11
10.12 #	Transition Manufacturing and Supply Agreement, dated as of March 1, 2026, by and between Medtronic MiniMed, Inc. and Medtronic, Inc.	8-K	001-43183	March 9, 2026	10.12
10.13 †	MiniMed Group, Inc. Non-Employee Director Compensation Policy	8-K	001-43183	March 9, 2026	10.13
10.14 †	Form of Non-Employee Director RSU Award Agreement	8-K	001-43183	March 9, 2026	10.14
10.15 †	MiniMed Group, Inc. Long Term Incentive Plan	8-K	001-43183	March 9, 2026	10.15
10.16 †	Form of IPO NQSO Award Agreement	8-K	001-43183	March 9, 2026	10.16

10.17 †	Form of IPO PSU Award Agreement	8-K	001-43183	March 9, 2026	10.17
10.18 †	MiniMed Group, Inc. Employee Stock Purchase Plan	8-K	001-43183	March 9, 2026	10.18
10.19 # †	MiniMed Group, Inc. Capital Accumulation Plan	8-K	001-43183	March 9, 2026	10.19
10.20 # †	MiniMed Group, Inc. Nonqualified Retirement Plan Supplement	8-K	001-43183	March 9, 2026	10.20
10.21 +	Integration, Supply and Distribution Agreement, dated as of July 31, 2024, by and between Abbott Diabetes Care, Inc. and Medtronic MiniMed, Inc.	S-1	333-292284	December 19, 2025	10.12
10.22 #	Credit Agreement, dated as of January 15, 2026, by and among Kangaroo US HoldCo 2, Inc., the lenders party thereto, and Citibank N.A. as administrative agent and collateral agent.	S-1	333-292284	January 23, 2026	10.13
10.23 †	Letter of Intent, dated March 21, 2025, by and between Que Dallara and Medtronic, Inc.	S-1	333-292284	December 19, 2025	10.14
10.24 †	Letter of Intent, dated May 28, 2025, by and between Chad Spooner and Medtronic, Inc.	S-1	333-292284	December 19, 2025	10.15
10.25 †	Letter of Intent, dated April 24, 2025, by and between Ali Dianaty and Medtronic, Inc.	S-1	333-292284	December 19, 2025	10.16
10.26 †	Letter of Intent, dated May 28, 2025, by and between Courtney Nelson Wills and Medtronic, Inc.	S-1	333-292284	December 19, 2025	10.17
10.27 †	Letter of Intent, dated May 23, 2025, by and between Gillian Chandrasena and Medtronic, Inc.	S-1	333-292284	December 19, 2025	10.18
10.28 †	MiniMed Group, Inc. Severance Pay Plan for Executives					X
10.29 †	MiniMed Group, Inc. Change of Control Severance Plan					X
10.30 †	Form of Employee RSU Award Agreement					X
10.31 †	Form of Performance-Based PSU Agreement					X
10.32+	First Amendment to Integration, Supply and Distribution Agreement, dated as of June 1, 2026, by and between Abbott Diabetes Care, Inc. and Medtronic MiniMed, Inc.					X
10.33+	Second Amendment to Integration, Supply and Distribution Agreement, dated as of June 1, 2026, by and between Abbott Diabetes Care, Inc. and Medtronic MiniMed, Inc.					X
19.1	MiniMed Group, Inc. Global Insider Trading Policy					X
21.1	Subsidiaries of MiniMed Group, Inc.					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	MiniMed Group, Inc. Policy for the Recovery of Erroneously Awarded Compensation					X
101.SCH	Inline XBRL Schema Document.					X
101.CAL	Inline XBRL Calculation Linkbase Document.					X
101.DEF	Inline XBRL Definition Linkbase Document.					X
101.LAB	Inline XBRL Label Linkbase Document.					X
101.PRE	Inline XBRL Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

† Indicates management contract or compensatory plan.
+ Certain portions of the exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. The registrant agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.
# Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.

Item 16. Form 10-K Summary.
Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. The Company has not elected to include such summary information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	June 29, 2026	MiniMed Group, Inc.
/s/ Que Dallara
Name: Que Dallara
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Date:	June 29, 2026	MiniMed Group, Inc.
/s/ Que Dallara
Name: Que Dallara
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Date:	June 29, 2026	/s/ Chad Spooner
Name: Chad Spooner
Title: Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	June 29, 2026	/s/ John Gyurci
Name: John Gyurci
Title: Chief Accounting Officer
(Principal Accounting Officer)

Directors
Kevin E. Lofton*
Glenn A. Eisenberg*
D. Keith Grossman*
Robert A. Hopkins*
Laura Mauri*
Brett A. Wall*
Matthew R. Walter*
Timothy A. Wicks*

*Courtney Nelson Wills, by signing her name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.

Date:	June 29, 2026	/s/ Courtney Nelson Wills
Name: Courtney Nelson Wills