Form 10-Q
period 2026-07-31
MiniMed Group, Inc.
filed 2026-09-08
CIK 2062583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026

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
Yes ☐ No ☒
As of September 3, 2026, 281,349,931 shares of the registrant were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MINIMED GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(in millions, except per share data)	July 31, 2026	July 25, 2025
Net sales	$843	$723
Cost of products sold	378	314
Gross profit	465	409
Operating expenses:
Research and development expense	115	125
Selling, general, and administrative expense	312	283
Certain litigation charges, net	(2)	17
Other operating expense (income), net	36	(2)
Operating income (expense)	5	(13)
Other non-operating expense (income), net	—	—
Income (loss) before income taxes	4	(13)
Income tax provision	4	3
Net income (loss)	—	(16)
Net income attributable to noncontrolling interests	—	(3)
Net income (loss) attributable to the Company	$—	$(19)

Earnings (loss) per share:
Basic and diluted	$0.00	$(0.08)
Weighted-average shares outstanding
Basic and diluted	281.0	252.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

MINIMED GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
(in millions)	July 31, 2026	July 25, 2025
Net income (loss)	$—	$(16)
Other comprehensive income (loss):
Translation adjustment	(2)	11
Comprehensive loss:	$(2)	$(5)
The accompanying notes are an integral part of these condensed consolidated financial statements.

MINIMED GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)	July 31, 2026	April 24, 2026
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$207	$298
Accounts receivable, less allowance for credit losses of $28 and $26, respectively	180	200
Due from Medtronic	602	455
Inventories	356	341
Other current assets	72	54
Total current assets	1,417	1,348
Property, plant, and equipment, net	736	711
Goodwill	2,255	2,256
Other intangible assets, net	100	107
Tax assets	58	61
Other assets	152	147
Total assets	$4,718	$4,630
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$251	$163
Due to Medtronic	178	137
Accrued compensation	126	163
Accrued rebates	42	45
Other accrued expenses	185	194
Total current liabilities	782	702
Other liabilities	316	317
Total liabilities	1,098	1,019
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, par value $0.01, 1,000,000,000 shares authorized, 281,205,548 and 280,819,988 shares issued and outstanding, at July 31, 2026 and April 24, 2026, respectively	3	3
Preferred stock, par value $0.01, 100,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	3,747	3,736
Accumulated deficit	(116)	(116)
Accumulated other comprehensive income	(14)	(12)
Total stockholders’ equity	3,620	3,611
Total liabilities and stockholders’ equity	$4,718	$4,630
The accompanying notes are an integral part of these condensed consolidated financial statements.

MINIMED GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
($ in millions) (shares in thousands)	Shares	Par Value
April 24, 2026	280,820	$3	$3,736	$(116)	$(12)	$3,611
Net income (loss)	—	—	—	—	—	—
Foreign exchange translation adjustment	—	—	—	—	(2)	(2)
Issuance of shares under stock purchase and award plan	180	—	2	—	—	2
Stock-based compensation	—	—	10	—	—	10
Vesting of restricted stock units, net of shares withheld for taxes	206	—	(2)	—	—	(2)
July 31, 2026	281,206	$3	$3,747	$(116)	$(14)	$3,620

	Parent Company Investment	Accumulated Other Comprehensive Income	Total Parent Company Equity
(in millions)
April 25, 2025	$3,328	$3	$3,330
Net loss	(16)	—	(16)
Net transfers from Parent	212	—	212
Other comprehensive income	—	11	11
July 25, 2025	$3,524	$13	$3,537
The accompanying notes are an integral part of these condensed consolidated financial statements.

MINIMED GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(in millions)	July 31, 2026	July 25, 2025
Operating Activities:
Net income (loss)	$—	$(16)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	41	39
Provision for credit losses	6	3
Deferred income taxes	2	—
Stock-based compensation	10	9
Postretirement benefit plan expense	—	2
Other, net	1	11
Change in operating assets and liabilities:
Accounts receivable, net	13	(5)
Due from related parties	(161)	—
Inventories	(15)	(30)
Accounts payable and accrued liabilities	25	(171)
Due to related parties	53	—
Other operating assets and liabilities	(25)	18
Net cash used in operating activities	(49)	(141)
Investing Activities:
Additions to property, plant, and equipment	(41)	(53)
Other investing activities, net	—	(10)
Net cash used in investing activities	(41)	(63)
Financing Activities:
Net transfers from Parent	—	202
Net cash provided by financing activities	—	202
Effect of exchange rate changes on cash and cash equivalents	(1)	—
Net change in cash and cash equivalents	(91)	(2)
Cash and cash equivalents at beginning of period	298	11
Cash and cash equivalents at end of period	$207	$9

Supplemental Cash Flow Information
Capitalized costs in accounts payable and accrued liabilities	42	25
The accompanying notes are an integral part of these condensed consolidated financial statements.

MINIMED GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of the Business and Basis of Presentation
MiniMed Group, Inc. (“MiniMed” or the “Company”) is a medical technology company focused on the development, manufacture, and commercialization of insulin pumps, continuous glucose monitoring (“CGM”) systems, related consumables, smart pens, and digital health solutions for the management of Type 1 and Type 2 diabetes.
Basis of Presentation
The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement of the Company's financial position, results of operations, and cash flows for the interim periods presented.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 24, 2026, filed with the Securities and Exchange Commission (“SEC”). The financial results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year or any other future period. Figures within the condensed consolidated financial statements are rounded, and certain totals may not sum precisely.
Effective March 9, 2026, upon the closing of the Company’s initial public offering (“IPO”) and separation from Medtronic plc (“Medtronic” or “Parent”), the Company’s financial statements are presented on a consolidated basis. For periods prior to March 9, 2026, the Company operated as the diabetes business of Medtronic and did not exist as a separate, stand‑alone legal entity. Accordingly, financial data for periods prior to the IPO are presented on a carve-out basis derived from the historical financial statements and accounting records of Medtronic, reflecting the historical financial position, results of operations, and cash flows as historically managed within Medtronic. The Company continues to engage in transactions with Medtronic and certain of its affiliates, including pursuant to transition and other commercial arrangements entered into in connection with the Company's separation from Medtronic (the “Separation”). Amounts due to and from Medtronic, as well as expenses incurred under these arrangements, are presented within the accompanying condensed consolidated financial statements. See Note 14, “Related Party Transactions,” for additional information.

Note 2. Summary of Significant Accounting Policies
Except as described below for derivatives, there have been no material changes to the Company’s significant accounting policies, during the three months ended July 31, 2026, as compared to those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 24, 2026.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Estimates are used when accounting for items such as income taxes, contingencies, goodwill and intangible assets, equity investments, rebates, and liability valuations. Actual results may or may not differ from those estimates.
Derivatives
The Company uses derivative financial instruments to mitigate exposures to changes in foreign currency exchange rates. The duration of these contracts is generally less than 12 months. Derivative instruments are used solely for risk management purposes and are not entered into for trading or speculative purposes. The Company's foreign currency forward contracts are primarily used to economically hedge monetary assets and liabilities denominated in currencies other than the functional currency of the respective entity.
The Company may designate certain derivative instruments as accounting hedges under ASC 815 when specific hedge accounting criteria are met. During the quarter ended July 31, 2026, none of the derivative instruments were designated hedges under ASC 815. Derivative instruments that are not designated as accounting hedges are intended to offset transaction gains and losses associated with the remeasurement of certain assets and liabilities denominated in currencies other than their functional currencies.

All derivative instruments are recognized as either assets or liabilities on the consolidated balance sheets and measured at fair value at each reporting date. Changes in the fair value of derivative instruments that are not designated under ASC 815 are recognized in earnings in the period in which they occur.
Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares that were outstanding for the period, without consideration for common share equivalents. Diluted net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of dilutive common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common share equivalents are comprised of potential ESPP shares, unvested RSUs and PSUs, and stock options outstanding under our stock-based compensation plans. Adjustments to the denominator are required to reflect the related dilutive shares. For the period presented, there was no difference in the number of shares used to calculate basic and diluted shares outstanding as all potentially dilutive securities were anti-dilutive.
The following table sets forth potentially dilutive securities that were excluded from the diluted earnings per share calculation because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period. There were no equity awards and no dilutive equity instruments of the Company outstanding prior to the IPO.

Three Months Ended
(in thousands of common stock equivalent shares)	July 31, 2026
RSUs	5,419
PSUs	293
ESPP	62
Total	5,774
Recently Adopted Accounting Standards
For the three months ended July 31, 2026, there were no newly adopted accounting pronouncements that materially impacted the Company’s condensed consolidated financial statements.
Accounting Pronouncements Issued and Not Yet Adopted
The Company considers the applicability and impact of all accounting standards updates issued by the Financial Accounting Standards Board (“FASB”). There have been no material updates to the accounting pronouncements previously disclosed in the Annual Report on Form 10-K for the fiscal year ended April 24, 2026, and the Company does not expect any other recently issued accounting pronouncements to have a material impact on its condensed consolidated financial statements. For a discussion of accounting pronouncements issued but not yet adopted, refer to Note 2. “Summary of Significant Accounting Policies,” to the consolidated financial statements included in the Company's most recently filed Annual Report on Form 10-K.
Note 3. Revenue
The Company's revenues are principally derived from the sale of reusable and single-use products which together comprise automated insulin delivery (AID) systems and smart multiple daily injection (MDI) systems for diabetes management to individuals, distributors, healthcare providers, and other institutions globally.
The table below includes net sales by geography for the three months ended July 31, 2026 and July 25, 2025:

	Three Months Ended
(in millions)	July 31, 2026	July 25, 2025
U.S.(1)	$240	$212
International(2)	603	511
Total	$843	$723
(1)U.S. includes the United States and U.S. territories.
(2)International includes all other non-U.S. countries.

The table below includes net sales by product category for the three months ended July 31, 2026 and July 25, 2025:

	Three Months Ended
(in millions)	July 31, 2026	July 25, 2025
Pumps	$144	$119
Consumables	261	229
CGM	431	360
Other (1)	7	15
Total	$843	$723
(1) Primarily includes revenue generated from the sale of smart insulin pens and services. Amounts in this line also reflect adjustments to the Company's Italian payback accruals resulting from two rulings in 2024 by the Constitutional Court of Italy and the Legislative Decree published by the Italian government in 2025. Refer to Note 12, Commitments and Contingencies, for more information.
At July 31, 2026, $42 million of rebates and other adjustments were classified as accrued rebates in the condensed consolidated balance sheets. At April 24, 2026, $45 million of rebates and other adjustments were classified as accrued rebates and $2 million of rebates and other adjustments were classified as other liabilities in the consolidated balance sheets. There was $5 million and $6 million of return reserves classified as other accrued expenses in the consolidated balance sheets at July 31, 2026 and April 24, 2026, respectively.
During the three months ended July 25, 2025, the Company decreased its accrual for the Italian payback by $7 million resulting from the June 30, 2025 legislative decree published by the Italian government and formalized into law in August 2025 confirming a reduction of the amounts due for years 2015 to 2018. The changes in estimates related to the Italian payback accruals were recognized as adjustments to net sales in the condensed consolidated statements of operations. During the three months ended July 31, 2026, there were no revenue adjustments pertaining to the Italian payback accrual. Refer to Note 12. “Commitments and Contingencies,” for additional information. Other adjustments to variable consideration for the three months ended July 31, 2026 and July 25, 2025 were not material.
Deferred Revenue and Remaining Performance Obligations
Deferred revenue was $19 million at both July 31, 2026 and April 24, 2026. At July 31, 2026 and April 24, 2026, $14 million and $15 million were included in other accrued expenses, respectively, and $5 million and $4 million were included in other liabilities, respectively in the consolidated balance sheets. During the three months ended July 31, 2026, the Company recognized $7 million of revenue that was included in deferred revenue as of April 24, 2026. During the three months ended July 25, 2025, the Company recognized $4 million of revenue that was included in deferred revenue as of April 25, 2025.
Remaining performance obligations include goods and services that have not yet been delivered or provided under existing, noncancellable contracts with minimum purchase commitments. At July 31, 2026, the estimated revenue expected to be recognized in future periods related to unsatisfied performance obligations for executed contracts with an original duration of one year or more was approximately $46 million. The Company expects to recognize revenue on the majority of these remaining performance obligations over the next three years.
Note 4. Restructuring
The Company incurred certain restructuring charges during the three months ended July 31, 2026 and July 25, 2025 for individually immaterial restructuring activities. The restructuring, associated, and other costs for these activities primarily related to employee termination benefits provided to employees who had been involuntarily terminated.
The following table presents the classification of these restructuring, associated, and other costs in the condensed consolidated statements of operations for the restructuring activities for the three months ended July 31, 2026 and July 25, 2025:

	Three Months Ended
(in millions)	July 31, 2026	July 25, 2025
Cost of products sold	$—	$—
Selling, general, and administrative expenses	—	—
Other operating expense (income), net	2	2
Total	$2	3

For reported periods prior to the Separation, the Company’s financial statements included certain corporate allocations from Medtronic, including allocations for restructuring costs. Allocations of corporate restructuring activities for the three months ended July 25, 2025 are included within Note 14. “Related Party Transactions.”
As of July 31, 2026 and April 24, 2026, the restructuring liabilities recognized primarily in other accrued expenses were $22 million and $36 million, respectively. The following table provides a reconciliation of the beginning and ending restructuring liability balances.

(in millions)	Total
April 24, 2026	$36
Charges	2
Cash payments	(16)
July 31, 2026	$22

Note 5. Composition of Certain Financial Statement Items
Inventories
Inventories consisted of the following at July 31, 2026 and April 24, 2026:

(in millions)	July 31, 2026	April 24, 2026
Raw materials	$128	$128
Work in process	35	34
Finished goods	193	179
Total	$356	$341
Goodwill
As of July 31, 2026 and April 24, 2026, the carrying amount of goodwill was $2.3 billion in each period. The Company did not engage in any business combinations or other transactions that would affect the carrying amount of goodwill. The Company did not recognize any goodwill impairment charges during the three months ended July 31, 2026 and July 25, 2025.
Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of intangible assets:

(in millions)	July 31, 2026		April 24, 2026
Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Purchased technology and patents	$245	$(153)	$245	$(147)
Customer-related	70	(63)	70	(63)
Trademarks, tradenames and other	5	(4)	5	(3)
Total	$321	$(221)	$321	$(214)
The Company did not recognize any definite-lived intangible asset impairment charges during the three months ended July 31, 2026 and July 25, 2025.
Amortization Expense
The following table presents the intangible asset amortization expense classification for the three months ended July 31, 2026 and July 25, 2025:

	Three Months Ended
(in millions)	July 31, 2026	July 25, 2025
Cost of products sold	$6	$6
Selling, general, and administrative expense	1	1
Total amortization expense	$6	$7

Other Accrued Expenses
Other accrued expenses included in the consolidated balance sheets were as follows:

(in millions)	July 31, 2026	April 24, 2026
Contract termination accrual	$8	$24
Accrued income taxes	34	38
Accrued litigation charges	22	24
Accrued warranties	18	17
Deferred income	14	15
Operating lease obligations	9	8
Right of return	5	6
Other accrued expenses(1)	76	61
Total	$185	$194
(1) Other accrued expenses includes general accrued expenses as well as accruals related to restructuring, product remediation, clinical trials, and consultant fees.
Product Warranties
The following table provides a reconciliation of the changes in product warranty liabilities for the three months ended July 31, 2026 and July 25, 2025:

	Three Months Ended
(in millions)	July 31, 2026	July 25, 2025
Balance at the beginning of the period	$63	$57
Provisions for warranties issued during the period	11	13
Settlements made during the period	(11)	(13)
Adjustment of prior estimates	5	—
Balance at end of the period	$68	$58
As of July 31, 2026 and April 24, 2026, total product warranty reserves were included in the following consolidated balance sheet accounts:

(in millions)	July 31, 2026	April 24, 2026
Other accrued expenses	$18	$17
Other liabilities	50	47
Total warranty reserves	$68	$63

Note 6. Financial Instruments
Equity Investments
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
The Company uses the equity method to account for investments in companies if it owns more than 20% of the investee company’s outstanding equity or the investment provides the Company with the ability to exercise significant influence but not control over the operating and financial policies of the investee. The Company assesses whether it has significant influence by considering various factors, including the nature and magnitude of the investment, voting rights held, and participation in the governance of the investee, if any. The Company may also consider additional relevant factors, such as the presence of other business relationships.
The following table summarizes the Company's equity and other investments at July 31, 2026 and April 24, 2026, which are classified as other assets in the consolidated balance sheets:

(in millions)	July 31, 2026	April 24, 2026
Investments without readily determinable fair values	$73	$73
Equity method investments	2	2
Total equity investments	$75	$75
During the three months ended July 31, 2026 and July 25, 2025, the company did not recognize any sales or impairments related to the Company’s portfolio of equity and other investments.
Non-Designated Hedging Contracts
During the quarter ended July 31, 2026, the Company entered into foreign currency forward contracts that were not designated as hedging instruments to offset the remeasurement gains and losses on foreign currency-denominated monetary assets and liabilities. These contracts were classified within Level 2 of the fair value hierarchy. The related fair values of these contracts were recorded to other current assets and other accrued expenses on the condensed consolidated balance sheet as of July 31, 2026, and were not material. The aggregate notional amount of these contracts was $499 million as of July 31, 2026. The net effect of gains and losses on the non-designated derivative instruments were recorded to other operating expense (income), net on the condensed consolidated statement of operations for the three months ended July 31, 2026 and were not material. The Company did not have any hedging activity during the prior year period presented.
Note 7. Debt
Supplier Financing Arrangements
The Company participates in a supplier financing program that provides participating suppliers the ability to finance payment obligations from the Company with a third-party financial institution in order to receive earlier payment. The Company’s standard payment term is 90 days. The Company’s outstanding payables to its suppliers, including amounts due and payment terms, are not affected by a supplier’s participation in the program. At July 31, 2026 and April 24, 2026, the Company had $10 million and $15 million, respectively, of outstanding payables associated with the supplier financing program recorded in Accounts payable in the condensed consolidated balance sheets.
Revolving Credit Facility
During fiscal 2026, the Company entered into a credit agreement that provides for a five‑year senior secured revolving credit facility (the “Revolving Credit Facility”) with an aggregate available principal amount of up to $500 million. The Revolving Credit Facility became available upon the completion of the Company’s IPO on March 9, 2026, and matures in March 2031.
The Revolving Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default.
As of July 31, 2026, no amounts were outstanding under the Revolving Credit Facility, and the Company was in compliance with all applicable covenants.

Note 8. Income Taxes
For the three months ended July 31, 2026, the Company recognized income tax expense of $4 million on a pre-tax income of $4 million. For the three months ended July 25, 2025, the Company recognized income tax expense of $3 million on a pre-tax loss of $13 million. The Company's effective tax rate for the three months ended July 31, 2026 was 96.7% as compared to negative 27.8% for the three months ended July 25, 2025, respectively. The increase in the effective tax rate for the three months ended July 31, 2026 primarily relates to year-over-year changes in operational results by jurisdiction and the impact of valuation allowances in certain jurisdictions.
The Company’s effective tax rate for the three months ended July 31, 2026 was higher than the U.S. federal statutory rate primarily due to the mix of pre-tax income and losses earned across jurisdictions and the impact of valuation allowances in certain jurisdictions. In addition, pursuant to U.S. GAAP interim reporting guidance, certain losses were required to be excluded from the tax rate calculation. These factors increased the Company’s effective tax rate for the quarter.
The Company’s effective tax rate for the three months ended July 25, 2025 was lower than the U.S. federal statutory rate primarily due to one-time restructuring charges that generated tax benefits, partially offset by the impact of valuation allowances in certain jurisdictions.
Note 9. Stock-based Compensation
The following table presents the expense classification of stock-based compensation expense recognized by the Company for stock options, restricted stock units, performance share units, and employee stock purchase plans for the three months ended July 31, 2026 and July 25, 2025:

	Three Months Ended
(in millions)	July 31, 2026	July 25, 2025
Stock options	$—	$1
Restricted stock units	9	5
Performance share units	—	2
Employee stock purchase plan	1	1
Total stock-based compensation expense	$10	$9

Cost of products sold	$1	$1
Research and development expense	4	2
Selling, general, and administrative expense	5	6
Total stock-based compensation expense	10	9
During the three months ended July 31, 2026, there was no stock-based compensation expense related to allocations of expense from Medtronic. During the three months ended July 25, 2025, the Company recognized $6 million of stock-based compensation expense related to direct Company employees, and $3 million of stock compensation expense related to allocations of Medtronic’s corporate and shared employee stock-based compensation expenses.
During the three months ended July 31, 2026, the Company granted restricted stock units and performance share units (“PSU”) to employees under the Company's existing equity incentive plans. The aggregate grant date fair value of RSUs granted during the period was $46 million. The PSUs granted included an embedded market condition and the related grant date fair value was calculated based on a Monte Carlo methodology. The awards vest upon the Company’s actual performance relative to certain predefined metrics and subject to the awardee’s continued service through the measurement date of April 27, 2029. The aggregate grant-date fair value of PSUs granted during the period was approximately $16 million.
As of July 31, 2026, the total unamortized stock-based compensation expense of approximately $118 million will be recognized over the remaining weighted average vesting term of approximately 1.4 years.

Employee Stock Purchase Plan
During the three months ended July 31, 2026, employees purchased shares under the Employee Stock Purchase Plan (“ESPP”), and a new six-month offering period commenced on July 1, 2026. The fair value of the purchase rights granted during the quarter was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option pricing model for the ESPP were as follows:

Three Months Ended
July 31, 2026
Assumptions used:
Expected life (years)	0.5
Risk-free interest rate	3.96%
Volatility	33.68%
Dividend yield	—%

Note 10. Leases
The Company leases office, manufacturing, and research facilities and warehouses, as well as transportation and other equipment. The Company determines whether a contract is a lease or contains a lease at inception date.
The right-of-use assets, lease liabilities, lease costs, cash flows, and lease maturities associated with finance leases were not material to the condensed consolidated financial statements at July 31, 2026 and April 24, 2026. The following table summarizes the balance sheet classification of the Company's operating leases, including the amounts of the right-of-use assets and lease liabilities at July 31, 2026 and April 24, 2026:

(in millions)	Balance Sheet Classification	July 31, 2026	April 24, 2026
Right-of-use assets	Other assets	$57	$52
Current liability	Other accrued expenses	$9	$8
Non-current liability	Other liabilities	$50	$45
Note 11. Research and Development Funding Arrangements
The Company has entered into certain research and development funding arrangements with affiliates of Blackstone Life Sciences Advisors L.L.C. (“Blackstone”). Additional information regarding these arrangements is included in the Company's Annual Report on Form 10-K for the fiscal year ended April 24, 2026.
During fiscal year 2026, the MiniMed Flex insulin pump received regulatory approval, and commercial launch followed soon thereafter. As a result, the Company recognized a one-time charge of $157 million during the fourth quarter of fiscal 2026 related to future minimum royalty payment obligations to Blackstone. As of July 31, 2026, the carrying amount of the obligation associated with this Blackstone royalty arrangement was $157 million, with $16 million included in other accrued expenses and $141 million included within other liabilities on the condensed consolidated balance sheets. No payments were made under this obligation during the three months ended July 31, 2026. There were no material changes to the Company's Blackstone arrangements during the three months ended July 31, 2026.

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
The Company records a liability in the condensed consolidated financial statements on an undiscounted basis for loss contingencies related to legal actions when a loss is known or considered probable and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a material loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and governmental proceedings involving the Company are inherently difficult to predict, particularly when the matters are in early procedural stages with incomplete scientific facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, potentially involve penalties, fines or punitive damages, or could result in a change in business practice. The Company classifies certain specified litigation charges and gains related to significant legal matters as certain litigation charges, net in the condensed consolidated statements of operations. During the three months ended July 31, 2026, and July 25, 2025, the Company recognized a reversal of a previously accrued litigation charges of $2 million and a charge of $17 million, respectively. Accrued liabilities for certain litigation charges at July 31, 2026 and April 24, 2026 were $22 million and $24 million, respectively. For the period ended April 24, 2026, the accrued litigation charges were offset by a $6 million receivable from a favorable judgment in a particular legal matter. The ultimate cost to the Company with respect to accrued litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated earnings, financial position, and/or cash flows. The Company includes accrued litigation in other accrued expenses, other liabilities and gains related to significant legal matters in other current assets on the consolidated balance sheets.
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

Diabetes Pump Retainer Ring Litigation
Starting in fiscal year 2021, plaintiffs began filing lawsuits against the Company in U.S. state and federal courts seeking damages for alleged personal injuries, including deaths, caused by the Company’s Series 600 insulin pumps with allegedly defective clear retainer rings that were subject to field corrective actions in 2019 and 2021: in 2019, Medtronic issued an “urgent field safety notification” directing patients to inspect the clear retainer rings on affected Series 600 insulin pumps and, in certain circumstances, offered replacement insulin pumps (which was classified as a recall by the U.S. Food and Drug Administration (“FDA”) in 2020); in 2021, Medtronic expanded the recall to remove the Series 600 insulin pumps with clear retainer rings from the market. Plaintiffs have alleged that, due to a defective retainer ring, the insulin reservoir in their insulin pump could not be locked into place, causing over- or under-delivery of insulin allegedly resulting in hypoglycemia or hyperglycemia. As of August 2026, there were 28 lawsuits filed on behalf of 109 individuals in the U.S.: 26 coordinated in California State Court, Los Angeles County; one in U.S. District Court of the Western District of Washington, and one in U.S. District Court for the Western District of New York. One of the lawsuits in California State Court, Los Angeles County began a multi-plaintiff trial on May 11, 2026, which resulted in a verdict on June 17, 2026. The jury did not award any damages as to three plaintiffs, two of whom were pump users and one of whom was a loss of consortium plaintiff. As to the remaining plaintiff, a pump user, the jury found liability on certain claims and awarded damages of approximately $253,000, which were reduced by approximately one-third based on findings of proportionate responsibility. The court entered judgment on the verdict in August 2026. The parties may pursue post-trial motions, and any appeal would be subject to the outcome of those proceedings. The Company cannot predict the timing, outcome, or ultimate impact of these proceedings at this time. In addition, in 2021 a purported class action lawsuit in Canada was filed against the Company in Ontario Superior Court that remains in early stages, with claims similar to those in the pending U.S. lawsuits. Plaintiffs’ firms have also notified the Company that they may file additional lawsuits in the U.S. on behalf of approximately two thousand additional claimants, with claims similar to those in the pending U.S. lawsuits. Many of these potential claims are currently subject to tolling arrangements. The Company is also aware of inquiries made by certain state attorneys general regarding its Series 600 insulin pumps, including information relating to the field corrective actions in 2019 and 2021. As of July 31, 2026, and April 24, 2026, the Company had accrued $20 million and $22 million, respectively, in certain litigation charges in connection with certain pending and threatened claims and lawsuits, a portion of which relates to certain claimants who may become subject to a master settlement agreement. It is possible that the amount of the Company’s ultimate liability could materially differ from the amount currently accrued. The Company is currently unable to estimate a reasonably possible loss or range of loss in excess of the amounts accrued.

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

Italian Payback Litigation
In 2015, “payback” legislation was enacted in Italy requiring companies selling medical devices to make payments to the Italian state if Italy’s medical device expenditures exceed annual regional maximum ceilings. The payment amounts are calculated based upon the amount by which the regional ceilings were exceeded for any given year. There has been significant scrutiny on the legality and enforceability of the payback law since its inception, and litigation challenging the law has been proceeding through the Italian Courts. Since the law was enacted, the Company had recognized an estimate for the amount of variable consideration. In 2025, two rulings by the Constitutional Court of Italy found that the medical device payback law was constitutional. In June 2025, the Italian government published a legislative decree confirming a reduction of the amounts due for years 2015 to 2018. As a result, the Company decreased its liability pertaining to these years by $7 million during the three months ended July 25, 2025 and recorded a corresponding increase to net sales in the condensed consolidated statements of operations. No such adjustments were recorded during the three months ended July 31, 2026. While developments related to this matter continue, obligations associated with this matter were not retained by the Company following the Separation.
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
Periodically, the Company will utilize a financial institution to issue a guarantee on behalf of the Company to support commercial commitments. Under the terms of these arrangements, the issuing financial institution guarantees our performance or payment to a beneficiary. As of July 31, 2026, and April 24, 2026, the aggregate amount outstanding for these guarantees was not material to the condensed consolidated financial statements.
Purchase Obligations
The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Product inventory obligations consist primarily of purchase order commitments for raw materials used in the production of insulin pumps cartridges and sensors, and finished goods infusion sets. Cancellation of outstanding purchase orders is generally allowed under the standard terms of our purchase order agreements, but may require payment of costs incurred through the date of cancellation. As of July 31, 2026, obligations under our purchase agreements were not material.
Note 13. Segment Information
The Company derives its revenue primarily from the sale of products focused on diabetes management, including insulin pumps, continuous glucose monitoring systems and sensors, and smart insulin pens. The Company manages its business activities on a consolidated basis and operates as one operating and reportable segment. Disaggregated revenue by geographic region and product type is presented in Note 3. “Revenue.”
The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer. The CODM makes decisions about resource allocation, assesses performance of the business, and monitors budget versus actual results using net income (loss). Income or loss from operations is also considered when monitoring budget versus actual results. Significant expenses include cost of products sold, research and development expenses, selling, general and administrative expenses, and certain litigation charges, which are each separately presented on the Company’s condensed consolidated statements of operations. Other segment items include other operating expense (income), net, non-operating expense (income),net, and income tax provision, which are consistent with those items presented on the Company’s condensed consolidated statements of operations.
The Company’s CODM is provided with segment assets information on a consolidated basis for the evaluation of Company performance. Total segment assets were consistent with total assets reported in the Company’s consolidated balance sheets for the periods ended July 31, 2026 and April 24, 2026.

Note 14. Related Party Transactions
Separation from Medtronic and Related Transactions
The Company completed its separation from Medtronic on March 9, 2026 in connection with its IPO. The Company continues to engage in transactions with Medtronic under various separation-related agreements, including transition services, manufacturing and supply, tax, employee matters and intellectual property agreements as disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended April 24, 2026.
Consideration and costs for the transition services are determined using several billing methodologies as described in the agreements, including customary billing, pass-through billing, percent of sales billing or fixed fee billing. Costs for transition services provided by Medtronic, including a mark-up on those services, are recorded within the consolidated statements of operations based on the nature of the services. Consideration for transition services provided to Medtronic are recorded within the consolidated statements of operations based on the nature of the services and as an offset to expenses incurred to provide the services. During the three months ended July 31, 2026, the Company recognized $1 million of consideration for services provided to Medtronic and recognized costs of $95 million for services provided by Medtronic pursuant to the transitional arrangements between the parties.
Total amounts due from Medtronic of $602 million as of July 31, 2026 primarily consisted of receivables for revenue remittances from international entities. Amounts due to Medtronic of $178 million as of July 31, 2026 primarily consisted of payables for pass-through costs for third-party expenses.
Allocation of General Corporate Expenses
During periods presented prior to the Company’s IPO, the Company’s operations were integrated with Medtronic and its affiliates, and the Company received services including, but not limited to finance and accounting, legal, information technology, employee benefits and incentives, and stock-based compensation. These condensed consolidated financial statements reflect charges for these services. When specific identification was not practicable, a proportional cost allocation method was utilized, depending on the nature of the services received.
The major components of Medtronic corporate and shared expenses for periods prior to the Separation were as follows:

Three Months Ended
(in millions)	July 25, 2025
Cost of products sold	$11
Research and development expense	8
Selling, general, and administrative expenses	66
Other operating expense (income), net	2
Total	$87
Net Transfers from Parent
Net transfers from Parent are included within Net investment from Parent in the condensed consolidated statements of equity and within financing activities in the condensed consolidated statements of cash flows and represent the net effect of transactions between the Company and Medtronic for periods prior to the Separation. The reconciliation of net transfers from parent between the condensed consolidated statements of equity and the condensed consolidated statements of cash flows were as follows:

Three Months Ended
(in millions)	July 25, 2025
Net transfers from Parent per the Condensed Consolidated Statements of Equity	$212
Stock-based compensation expense	(9)
Multi-employer pension expense	(2)
Other, net	1
Net transfers from Parent per the Condensed Consolidated Statements of Cash Flows	$202

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of MiniMed Group, Inc. (MiniMed, or the Company, or we, us, or our). For a full understanding of financial condition and results of operations, you should read this discussion along with Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended April 24, 2026, filed with the U.S. Securities and Exchange Commission (the “SEC”). In addition, you should read this discussion along with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Amounts reported in millions within this report may not total exactly, due to rounding. Additionally, certain columns and rows within tables may not sum due to rounding. Our actual results could differ materially from the results contemplated in any forward-looking statements due to a number of factors, including those described under “Risk Factors” in our Annual Report on Form 10-K as well as under “Cautionary Note Regarding Forward-Looking Statements” included herein.
Overview
We are a global medical technology company that develops, manufactures, and markets a comprehensive suite of solutions for the management of diabetes, including automated insulin delivery (“AID”) systems and smart multiple daily injection (“Smart MDI”) systems. Our AID systems integrate insulin delivery, glucose sensing, and proprietary dosing algorithms to improve glycemic outcomes and reduce the burden of diabetes management for people with diabetes (“PWD”). Our AID systems are composed of an insulin pump that administers insulin, consumable insulin infusion sets and reservoirs, a continuous glucose monitoring (“CGM”) sensor, such as Simplera Sync or Instinct (made by Abbott), that measures glucose levels, and a Smart Dosing algorithm. Our newest AID platform, MiniMed Flex, expands patient choice, providing a smaller form factor and smartphone control, powered by our SmartGuard technology. We also continue to offer the MiniMed 780G AID system. For PWDs that prefer to self-administer insulin through manual injections or seek freedom from on-body devices, our Smart MDI systems offer an integrated solution for sensing, dosing, and administration. Our MiniMed Go Smart MDI system includes a Smart Insulin Pen for insulin administration (which connects to our Smart Dosing software), a CGM sensor that measures blood glucose levels, and wraparound applications and services.
Historically, MiniMed operated as Medtronic plc’s (“Medtronic”) global diabetes business. As a result, periods presented prior to our separation from Medtronic (the “Separation”) reflect the historical results of the diabetes business as managed within Medtronic and were prepared on a carve-out basis. Those historical periods include allocations of certain corporate and shared services expenses from Medtronic, which management believes are reasonable. However, such historical results may not be indicative of the results that would have been achieved had we operated as a standalone company during those periods.
On March 6, 2026, we completed our initial public offering (“IPO”), and on March 9, 2026, we began operating as a standalone public company. We continue to maintain transitional and ongoing relationships with Medtronic pursuant to various separation‑related agreements, including transition services, manufacturing arrangements, and other commercial arrangements. As a standalone public company, we incur costs related to corporate governance, internal controls, information systems, and public company compliance that were not historically reflected in the carve-out financial statements. Accordingly, comparisons between current period results and historical periods presented may be affected by these changes.
Separation from Medtronic and Initial Public Offering
Our IPO was a result of Medtronic’s previously announced plan to separate its diabetes business. In connection with the separation, MiniMed was incorporated to hold the diabetes business and became an independent publicly traded company upon completion of the IPO.
As of July 31, 2026, Medtronic continued to own approximately 90% of our outstanding common stock. We have entered into a series of agreements with Medtronic governing the allocation of assets and liabilities and providing for certain transitional and ongoing services, including manufacturing, information technology, and other support services.
Under these arrangements, certain services continue to be provided between MiniMed and Medtronic for specified periods pursuant to agreed‑upon terms. The costs associated with these arrangements are expected to change over time as we continue the transition to standalone operations. The terms of these agreements may differ from those that could have been obtained in arm’s-length transactions with unaffiliated third parties. For additional information regarding these arrangements, see Note 14. “Related Party Transactions.”
Periods presented prior to the IPO reflect the historical results of the diabetes business and do not include all of the costs of operating as a standalone public company. Accordingly, historical results may not be indicative of our future results of operations, financial position, or cash flows.

Recent Developments
During the periods presented, we continued to advance our core diabetes technology platforms, including our insulin delivery systems, Smart MDI offerings, and CGM portfolio. We also continued to invest in research and development activities and to expand regulatory approvals for certain products and indications across geographies.
In February 2026, we launched the MiniMed Go, our Smart MDI system in Europe and beginning in May 2026, we continued the global rollout of the MiniMed Go with commercial launch in the U.S.
In June 2026, we announced an extension to our partnership with Abbott Laboratories to collaborate with them on an exclusive integration between the Abbott-manufactured dual glucose-ketone sensors and our smart dosing systems, which is expected in calendar year 2027.
In August 2026, we initiated the U.S. launch of MiniMed Flex integrated with the Instinct continuous glucose monitoring sensor. We believe this expanded compatibility enhances the flexibility of our automated insulin delivery ecosystem and supports broader patient adoption of our diabetes technology offerings. The launch represents an important milestone in the continued expansion of the MiniMed Flex platform and our efforts to provide patients with additional sensor-integrated insulin delivery options.
In September 2026, we announced that MiniMed Flex received CE Mark approval, achieving a key regulatory milestone earlier than our previously anticipated timing. We expect this approval to support the commercial launch of MiniMed Flex in applicable European markets starting in November 2026. We believe the continued global expansion of the MiniMed Flex platform will further strengthen our product portfolio and support long-term growth opportunities within our diabetes business.
In September 2026, we announced the submission of our MiniMed Fit patch pump to the U.S. Food and Drug Administration (“FDA”), with an expected full U.S. product launch in Summer 2027.
Trends and Uncertainties Impacting Financial Results
We believe our future performance will be influenced by a number of factors, including those described in the section, “Risk Factors” of our most recent Annual Report on Form 10-K, and elsewhere in this Quarterly Report as well as the factors described below. While each of these factors presents significant opportunities for us, these factors also pose challenges that we must successfully address in order to sustain the growth of our business and enhance our results of operations.
CGM Pricing Pressure
We have observed pricing pressure on CGMs globally, particularly in certain international markets. Differences in reimbursement and pricing dynamics across geographies and sales channels can result in variability in average selling prices and gross margins, particularly as changes in sales mix occur. Additionally, as competition in the CGM market intensifies, lower-cost CGM options in the market may contribute to further pricing pressure over time. We are focused on continuing to invest in our pipeline to deliver differentiated solutions that reinforce our competitive positioning and our long-term growth.
Product Launches and Investment in Pipeline
We believe the success of our products correlates to the continued acceptance and growth of our product offerings, such as the MiniMed Flex, MiniMed 780G system, next-generation AID systems, and Smart MDI systems like MiniMed Go. Our ability to meet growing demand for our existing products and to successfully develop, obtain regulatory approval or clearance of, and commercialize the products within our pipeline is essential to our results of operations. Timing and successful launch of partnerships such as our agreement with Abbott may also contribute meaningfully to our future market performance. For example, we believe the early FDA clearance of MiniMed Flex shifted demand of customers who preferred to wait for the new system, which resulted in a reduction of pump sales following the announcement of the FDA clearance in the fourth quarter of fiscal 2026. Following the launch of MiniMed Flex insulin pump system with Simplera sensor in June, domestic pump sales returned to growth in the first quarter of fiscal 2027.

The ability to sustain ongoing investment in our pipeline will be required as we progress towards developing and launching our next generation of products. We strive to develop ways in which we can make our research and development process as efficient as possible and reduce the amount of investment needed to progress a product to approval.

Users, New Patient Adoption, and Sales of CGMs and Other Consumables
Our financial performance is influenced by our ability to retain existing users, attract new patients to our technology platforms, and increase adoption of consumable products, including CGM sensors, infusion sets, and reservoirs. Sales to new patients and continued utilization of our consumable products contribute to recurring revenue and are important drivers of growth. Adoption of new products and enhancements, including improvements to our CGM portfolio, may influence new patient acquisition, user retention, and consumable attachment rates.
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
Reimbursement
Our business is dependent on obtaining and maintaining adequate coverage and reimbursement for our products from government and private payors. Changes to reimbursement policies, coverage criteria, payment levels, or channel dynamics, including the classification of products within durable medical equipment (“DME”) or pharmacy benefit channels, may affect product adoption, net sales, and operating results. We continue to monitor reimbursement developments across our key markets and work with payors and providers to support patient access to our products.
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
Other Non-operating Income and Expense, Net
Other non-operating expense (income), net includes investment gains and losses.
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

The following table sets forth our key business metrics, including non-GAAP measures, for the periods indicated:

	Three Months Ended
(Dollars in millions)	July 31, 2026	July 25, 2025
Net Sales	$843	$723
Gross Profit	$465	$409
Net Income (Loss)	$—	$(16)
New Pumps Sold (in thousands)	34	32
Global CGM Attachment Rate	69%	64%
Net Sales Growth	16.6%	16.1%
Organic Revenue Growth (1)	15.8%	7.8%
Adjusted Gross Profit (1)	$471	$409
Adjusted EBITDA (1)	$83	$50
(1) See “Non-GAAP measures” below for a discussion of Organic Revenue Growth, Adjusted Gross Profit, Adjusted EBITDA, and reconciliations with the most directly comparable U.S. GAAP measures.
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
Organic Revenue Growth
Organic Revenue Growth measures our revenue growth trends excluding the impacts of foreign currency rate fluctuations and adjustments to the Company’s Italian payback accrual for certain prior years since 2015, which is further described in Note 12. “Commitments and Contingencies,” to the condensed consolidated financial statements. We use Organic Revenue Growth to assess our performance on a consistent basis by removing the impacts of foreign currency rate fluctuations and adjustments to the Italian payback accrual that we believe do not directly reflect our underlying operations. See “Non-GAAP Measures” below for a reconciliation of Organic Revenue Growth to Net Sales Growth, its most directly comparable U.S. GAAP measure.

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
RESULTS OF OPERATIONS
The following table sets forth a summary of our condensed consolidated results of operations for the three months ended July 31, 2026 and July 25, 2025, and the changes between periods.

	Three Months Ended		Change
(Dollars in millions)	July 31, 2026	July 25, 2025	Amount	Percent
Net sales	$843	$723	$120	16.6%
Cost of products sold	378	314	65	20.7%
Gross profit	465	409	55	13.5%
Operating expenses:
Research and development expense	115	125	(10)	(7.8)%
Selling, general, and administrative expenses	312	283	29	10.4%
Certain litigation charges, net	(2)	17	(19)	(113.8)%
Other operating expense (income), net	36	(2)	37	NM
Operating income (expense)	5	(13)	18	135.4%
Other non-operating expense (income), net	—	—	—	NM
Income (loss) before income taxes	4	(13)	17	133.0%
Income tax provision	4	3	1	20.8%
Net income (loss)	$—	$(16)	$16	100.9%
Net income attributable to noncontrolling interests	$—	$(3)	$3	100.0%
Net income (loss) attributable to the Company	$—	$(19)	$20	100.7%

NET SALES
The table below includes net sales by product category for the three months ended July 31, 2026 and July 25, 2025:

	Three Months Ended		Change
(in millions)	July 31, 2026	July 25, 2025	Amount	Percent
Pumps	$144	$119	$26	21.5%
Consumables	261	229	32	13.8%
CGM	431	360	72	19.9%
Other (1)	7	15	(9)	(57.1)%
Total net sales	$843	$723	$120	16.6%
(1)Primarily includes revenue generated from the sale of smart insulin pens and services. Amounts in this line also reflect adjustments to the Company's Italian payback accruals resulting from two rulings in 2024 by the Constitutional Court of Italy and the Legislative Decree published by the Italian government in 2025. Refer to Note 12, Commitments and Contingencies, for more information.
The table below includes net sales by market geography for the three months ended July 31, 2026 and July 25, 2025:

	Three Months Ended		Change
(in millions)	July 31, 2026	July 25, 2025	Amount	%
U.S.(1)	$240	$212	$28	13.1%
International(2)	603	511	92	18.1%
Total	$843	$723	$120	16.6%
(1)    U.S. includes the United States and U.S. territories.
(2)    International includes all other non-U.S. countries.

Net sales for the three months ended July 31, 2026 was $843 million as compared to $723 million for the three months ended July 25, 2025. This represents growth of 17% as reported and 16% organic growth. The extra week in our 52-53 week fiscal calendar contributed approximately 4 to 6 percentage points of that growth. International sales increased by 18% and U.S. sales increased 13% primarily as a result of increased volumes, as well as the benefit of the additional week of sales in the current-year period as compared to the prior year period. International net sales growth benefited from strong, broad-based growth across pumps, CGM, and consumables, on expanded Simplera sensor supply and the Instinct sensor launch. For the three months ended July 31, 2026, there was no Italian payback adjustment to net sales as compared to an increase in net sales of $7 million for the three months ended July 25, 2025. This was due to changes in estimates relating to our Italian payback accrual resulting from the two July 2024 rulings by the Constitutional Court and the Legislative Decree published by the Italian government in June 2025, and formalized into law in August 2025 for certain prior years since 2015. U.S. net sales benefited from the launch of MiniMed Flex with Simplera which started shipping in June 2026.
Pump sales grew 22% for the three months ended July 31, 2026. International pump sales were driven by increased availability of new sensors with increased supply of Simplera, as well as the European commercial launch of the Instinct sensor at the start of July. This increased availability of new sensors helped to drive both strong CGM growth as well as strong pump revenue growth. In the U.S., pump sales were driven by the U.S. launch of MiniMed Flex insulin pump system, which started shipping in June with our Simplera sensor. As of July 31, 2026, the MiniMed Flex insulin pump had not yet launched in regions outside the U.S.

Consumables sales increased 14% for the three months ended July 31, 2026. Our growth was the result of increased volume of patients using our AID systems which require frequent replacement of the infusion sets and reservoirs for uninterrupted operation. The increase in the volume of patients using our AID systems across global markets was due to the competitive strength of the MiniMed 780G system and launch of MiniMed Flex in the US which have enabled us to attract new patients as well as retain our existing user base.
CGM sales increased 20% for the three months ended July 31, 2026, as a result of the continued increase in the Global CGM Attachment Rate, which rose from 64% in the three months ended July 25, 2025, to 69% in the three months ended July 31, 2026. CGM sales were boosted by increased Simplera sensor supply in Europe as well as the European commercial launch of the Instinct sensor at the start of July. In the US, CGM sales benefited from continued momentum from the launch of Simplera and Instinct CGM in the third quarter of fiscal year 2026, and the launch of MiniMed Flex insulin pump system with Simplera which started shipping in June 2026.

COSTS AND EXPENSES
The following is a summary of cost of products sold, research and development, and selling, general and administrative expenses as a percentage of net sales for the three months ended July 31, 2026 and July 25, 2025:

	Three Months Ended		% of Net Sales
(Dollars in millions)	July 31, 2026	July 25, 2025	July 31, 2026	July 25, 2025
Cost of products sold	$378	$314	44.9%	43.4%
Research and development expense	$115	$125	13.6%	17.2%
Selling, general, and administrative expenses	$312	$283	37.0%	39.1%

Cost of Products Sold and Gross Profit
Cost of products sold for the three months ended July 31, 2026, was $378 million, resulting in gross profit of $465 million, as compared to cost of products sold of $314 million and gross profit of $409 million for the three months ended July 25, 2025. Gross margin for the three months ended July 31, 2026 was 55.1%, compared to 56.6% in the prior year, a decrease of 1.5 percentage points. The decrease in gross margin was primarily driven by the higher mix of Simplera sensors, which currently have a lower gross margin than the Company's legacy and Instinct sensors.
Research and Development Expense
Research and development expense for the three months ended July 31, 2026 was $115 million, as compared to $125 million for the three months ended July 25, 2025. The decrease was primarily driven by a $10 million acquisition of technology not yet approved by regulators during the three months ended July 25, 2025.
Selling, General, and Administrative Expense
Selling, general, and administrative expense for the three months ended July 31, 2026 was $312 million, as compared to $283 million for the three months ended July 25, 2025. The increase was primarily driven by $19 million of incremental commercialization activities to support higher sales of the Company in the current year, as well as a $10 million increase in information technology and software development costs.
Certain Litigation Charges, Net
Certain litigation charges, net was a credit of $2 million for the three months ended July 31, 2026, as compared to a charge of $17 million for the three months ended July 25, 2025. Amounts in both periods primarily related to litigation activity associated with the retainer ring matter. The credit of $2 million during the three months ended July 31, 2026 was related to the reversal of a previous accrual. For additional information, refer to Note 12. “Commitments and Contingencies.”
Other Operating Expense (Income), Net
Other operating expense (income), net was $36 million of expense for the three months ended July 31, 2026 as compared to $2 million of income for the three months ended July 25, 2025. The increase was primarily driven by service charges and transition costs arising from the Separation and ongoing agreements with Medtronic following our IPO.
Other Non-Operating Expense (Income), Net
Other non-operating expense (income), net was insignificant for the three months ended July 31, 2026 and July 25, 2025.
INCOME TAXES
We recognized income tax expense of $4 million for the three months ended July 31, 2026, as compared to $3 million for the three months ended July 25, 2025. The change in the effective tax rate and income tax provision primarily related to year-over-year changes in operational results by jurisdiction and the impact of valuation allowances in certain jurisdictions.

NON-GAAP MEASURES
In addition to our financial results determined in accordance with U.S. GAAP, we present certain financial measures that facilitate management’s review of the operational performance of the Company and as a basis for strategic planning. However, such financial measures are not presented in our financial statements prepared in accordance with U.S. GAAP. These financial measures are considered “non-GAAP financial measures” and are intended to supplement, and should not be considered as superior to, financial measures presented in accordance with U.S. GAAP. These include Organic Revenue Growth, Adjusted Gross Profit, and Adjusted EBITDA. We believe that non-GAAP financial measures provide information useful to investors in understanding our underlying operational performance and trends and may facilitate comparisons with the performance of other companies in the medical technologies industry.
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
In particular, we believe that the use of Organic Revenue Growth, Adjusted Gross Profit, and Adjusted EBITDA are helpful to our investors as they are metrics used by management to assess the health of our business and our operating performance. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. In evaluating the non-GAAP financial information presented, investors should be aware that in the future the Company may incur expenses that are the same as or similar to some of the adjustments in such presentation and the Company’s presentation of non-GAAP information should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison.
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
Organic Revenue Growth
Organic Revenue Growth measures our revenue growth trends excluding the impacts of foreign currency rate fluctuations and adjustments to the Company’s Italian payback accrual for certain prior years since 2015, which is further described in Note 12. “Commitments and Contingencies,” to the condensed consolidated financial statements. We use Organic Revenue Growth to assess our performance on a consistent basis by removing the impacts of foreign currency rate fluctuations and adjustments to the Italian payback accrual that we believe do not directly reflect our underlying operations.
The following table presents a reconciliation of U.S. GAAP net sales to Organic Revenue Growth for the three months ended July 31, 2026 and July 25, 2025:

	Three Months Ended
	Reported net sales			Adjustments		Organic Revenue
(in millions)	July 31, 2026	July 25, 2025	Growth	July 31, 2026(2)	July 25, 2025(3)	July 31, 2026(2)	July 25, 2025(3)	Growth
U.S.(1)	$240	$212	13.1%	$—	$—	$240	$212	13.1%
International(1)	603	511	18.1%	14	7	589	504	16.9%
Total	$843	$723	16.6%	$14	$7	$829	$716	15.8%
(1) U.S. includes the United States and U.S. territories. International includes all other non-U.S. countries.
(2) The three months ended July 31, 2026 excludes $14 million of revenue adjustments, of favorable currency impact on the remaining net sales. The currency impact to net sales measures the change in net sales between current and prior year periods using constant exchange rates.
(3) The three months ended July 25, 2025 excludes $7 million of Italian payback accruals as a result of the two July 22, 2024 rulings by the Constitutional Court of Italy for certain prior years since 2015.

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
The following table presents a reconciliation of U.S. GAAP gross profit to Adjusted Gross Profit for the three months ended July 31, 2026 and July 25, 2025:

	Three Months Ended
(in millions)	July 31, 2026	July 25, 2025
Gross profit	$465	$409
Adjustments:
Amortization of intangible assets	6	6
Other adjustments (1)	—	(7)
Adjusted Gross Profit (Non-GAAP)	$471	$409
(1) Reflects adjustments to the Company’s Italian payback accruals resulting from the two July 22, 2024 rulings by the Constitutional Court and the Legislative Decree published by the Italian government on June 30, 2025 for certain prior years since 2015.

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
The following table presents a reconciliation of U.S. GAAP net loss to Adjusted EBITDA for the three months ended July 31, 2026 and July 25, 2025.

	Three Months Ended
(in millions)	July 31, 2026	July 25, 2025
Net income (loss)	$—	$(16)
Income tax provision	4	3
Depreciation and amortization	41	39
Adjustments:
Stock-based compensation	10	9
Restructuring and associated costs (1)	2	3
Certain litigation charges, net (2)	(2)	17
Transaction costs (3)	27	2
Other adjustments (4)	—	(7)
Adjusted EBITDA	$83	$50
(1) All periods presented include charges related to employee termination benefits and consulting expenses directly related to the restructuring efforts.
(2) Charges primarily relate to the Diabetes Pump Retainer Ring litigation and accruals associated with other legal proceedings, including matters resolved during the period.
(3) These charges represent costs incurred associated with the Separation.
(4) Reflects adjustments to the Company’s Italian payback accruals resulting from the two July 22, 2024 rulings by the Constitutional Court and the Legislative Decree published by the Italian government on June 30, 2025 for certain prior years since 2015.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
As of July 31, 2026, we had $207 million in cash and cash equivalents, and we had no long-term debt outstanding. Our primary sources of liquidity are cash and cash equivalents on hand, cash generated from operations, and available borrowings under our revolving credit facility. We believe that our cash and cash equivalents, future cash flows from operations, and availability under our revolving credit facility, will be sufficient to fund our ongoing core business activities for at least the next twelve months.
Following our Separation and the completion of our initial public offering in March 2026, we manage our own cash and financing activities and no longer participate in Medtronic's centralized cash management programs. Our liquidity requirements are primarily driven by working capital needs, investments in product innovation and commercialization activities, capital expenditures, and other general corporate purposes.
We maintain a five‑year senior secured revolving credit facility (the “Revolving Credit Facility”) with an aggregate available principal amount of up to $500 million, available in U.S. dollars and certain approved alternative currencies. For further information, see Note 7. “Debt” to the condensed consolidated financial statements.
The following is a summary of cash (used in) provided by operating, investing, and financing activities, the effect of exchange rate changes on cash and cash equivalents, and the net change in cash and cash equivalents:

	Three Months Ended
(in millions)	July 31, 2026	July 25, 2025
Cash provided by (used in):
Operating activities	$(49)	$(141)
Investing activities	(41)	(63)
Financing activities	—	202
Effect of exchange rate changes on cash and cash equivalents	(1)	—
Net change in cash and cash equivalents	$(91)	$(2)
Operating Activities
Net cash used in operating activities was $49 million for the three months ended July 31, 2026, compared to $141 million for the three months ended July 25, 2025. For the three months ended July 31, 2026, we reported break-even net income, net non-cash adjustments were $62 million, and the change in operating assets and liabilities was a decrease of $111 million. For the three months ended July 31, 2025, we incurred a $16 million net loss, net non-cash adjustments were $64 million, and the change in operating assets and liabilities was a decrease of $188 million.
Investing Activities
Net cash used in investing activities was $41 million for the three months ended July 31, 2026, which primarily consisted of purchases of property and equipment, primarily consisting of capital expenditures supporting product development and manufacturing efforts. Net cash used in investing activities was $63 million for the three months ended July 25, 2025, which consisted of $53 million in purchases of property and equipment, and $10 million cash paid for certain technology purchase arrangements.
Financing Activities
Net cash used in financing activities was not material for the three months ended July 31, 2026. Net cash provided in financing activities of $202 million for the three months ended July 25, 2025 consisted of transfers from the Parent.
Contractual Obligations and Commitments
Leases
We have entered into various operating leases for certain office, manufacturing, and research facilities and warehouses, as well as transportation and other equipment. For a description of our contractual obligations related to leases, refer to Note 10. “Leases,” to the condensed consolidated financial statements.

Revolving Credit Facility
The Company is party to certain indebtedness arrangements, including the Revolving Credit Facility due 2031 providing up to $500 million of revolving borrowings for which none was outstanding as of July 31, 2026. For a more detailed discussion of the material terms of the Revolving Credit Facility, see Note 7. “Debt,” to the condensed consolidated financial statements, included in our Annual Report on Form 10-K for the fiscal year ended April 24, 2026.
Research and Development Arrangements
The development of certain products, including MiniMed Flex, has been funded in part through research and development funding arrangements with Blackstone. Under these arrangements, following U.S. regulatory approval and commercial launch, we are required to make future payments to Blackstone. Following the commercial launch of MiniMed Flex in the U.S., we are required to make royalty and minimum payments to Blackstone. These obligations are expected to represent a significant use of cash during the initial commercialization period of MiniMed Flex and will be funded through cash on hand, cash generated from operations, and available borrowing capacity under our revolving credit facility. For additional information regarding these arrangements, see Note 11. “Research and Development Funding Arrangements.”

Critical Accounting Policies and Estimates
We have used various accounting policies to prepare the condensed consolidated financial statements in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements and accompanying notes as of the date of the financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about our financial condition and results of operations that are not readily apparent from other sources. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the fiscal year ended April 24, 2026.
New Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 2. “Summary of Significant Accounting Policies,” to the condensed consolidated financial statements.
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
We may use our website as a distribution channel of material MiniMed information. Financial and other important information regarding MiniMed is routinely posted on and accessible through our website at https://investors.minimed.com. Accordingly, investors should monitor this channel, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website are not a part of this report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking ahead,” “may,” “plan,” “possible,” “potential,” “project,” “should,” “will,” and similar words or expressions are used to identify these forward-looking statements. These statements include, among other things, MiniMed Group, Inc.’s (“MiniMed’s” or the “Company’s”) statements about:
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
For a list of certain factors that could cause actual results to differ, refer to “Summary of Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 24, 2026 which was filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2026 (our “2026 Form 10-K”). The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update forward-looking statements. For a more detailed discussion of these factors, see Part I, Item 1A “Risk Factors” in our 2026 Form 10-K and any additional risks described in our other filings with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Due to the global nature of our operations, we are exposed to currency exchange rate changes, which may cause fluctuations in earnings, cash flows, assets and liabilities. At times, we use foreign currency forward contracts intended to economically hedge certain exposures to reduce the impacts from changes in foreign currency exchange rates. These derivative instruments are not designated as hedging instruments for accounting purposes under ASC 815.
As of July 31, 2026, the aggregate gross notional amount of outstanding foreign currency forward contracts was approximately $499 million. Additional information regarding these derivative instruments is included in Note 6. “Financial Instruments,” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
A sensitivity analysis of changes in the fair value of outstanding foreign currency forward contracts at July 31, 2026 indicated that, if the U.S. dollar uniformly strengthened or weakened by 10% against the currencies underlying these contracts, the fair value of the contracts would change by approximately $50 million. Gains and losses on the derivative instruments would generally be offset by corresponding gains and losses on the underlying foreign currency denominated monetary assets and liabilities being hedged. Accordingly, the sensitivity analysis presented above does not reflect the offsetting impacts of the underlying exposures.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, subject to a variety of litigation and other legal and regulatory proceedings and claims incidental to our business, including the matters described in Note 12, “Commitments and Contingencies,” to the condensed consolidated financial statements which are incorporated in this “Legal Proceedings” section by reference.
Item 1A. Risk Factors
There have been no material changes to our risk factors presented in our 2026 Form 10-K, under the section titled “Risk Factors”. For further discussion of our risk factors, refer to the section titled “Risk Factors” in our 2026 Form 10-K. Any of these factors could have a material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us, or that we currently deem immaterial may also impair our business or results of operations. References to past events are provided by way of example only and they or the lack of reference to any past event or example are not intended to be a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date:	September 8, 2026	MiniMed Group, Inc.
/s/ Chad Spooner
Name: Chad Spooner
Title: Executive Vice President, Chief Financial Officer